Form 10QSB
period 1996-06-30
GROVE REAL ESTATE ASSET TRUST
filed 1996-08-13
CIK 920776

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB


                [X]QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

               [ ]TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                           Commission file No. 1-13080

                    GROVE REAL ESTATE ASSET TRUST (Exact name of small  business issuer as specified in its charter)


                Maryland                                 06-1391084
        (State of incorporation)           (I.R.S. Employer Identification No.)

598 Asylum Avenue, Hartford, Connecticut                     06105
      (Address of principal offices)                      (Zip Code)

                                 (860) 520-4789
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of theExchange Act during the past 12 months (or for such shorter period that the registrant was required tofile such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes: X No:

525,000 common shares, $.01 par value, were outstanding as of August 2, 1996.

                                       GROVE REAL ESTATE ASSET TRUST

                                                Form 10-QSB
                                                   Index
                                                                            Page

Part I:        Financial Information                                          3

Item 1:        Financial Statements

               Balance Sheets of Grove Real Estate Asset Trust as of
               June 30, 1996 and December 31, 1995                            3

               Income Statements of Grove Real Estate Asset Trust
               for the six months ended June 30, 1996 and June 30, 1995       4

               Income Statements of Grove Real Estate Asset Trust
               for the three months ended June 30, 1996 and June 30, 1995     5

               Statement of Shareholders' Equity of Grove Real Estate
               Asset Trust for the six months ended June 30, 1996             6

               Statements of Cash flows of Grove Real Estate Asset Trust
               for the six months ended June 30, 1996 and June 30, 1995       7

               Notes to Financial Statements                             8 - 10

Item 2:        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      11 - 14

Part II:       Other Information                                            15

Item 1:        Legal proceedings                                            15

Item 2:        Changes in Securities                                        15

Item 3:        Submission of Matters to a Vote of Security Holders          15

Item 4:        Other Information                                            15

Item 5:        Exhibits and Reports on Form 8-K                             15

Signatures                                                                  15

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          GROVE REAL ESTATE ASSET TRUST
                                 BALANCE SHEETS
                                                        June 30,    December 31,
                                                          1996          1995
                                                       (Unuadited)    (Audited)
                                                       -----------    ---------
ASSETS
Real estate assets:
        Land ......................................    $  920,293      493,823
        Buildings and improvements ................     8,457,640    4,658,438
        Furniture, fixtures and equipment .........       343,392      240,438
                                                          -------      -------
                                                        9,721,325    5,392,699
        Less - accumulated depreciation ...........      (864,169)   (694,215)
                                                         --------    --------
                Net real estate assets ............     8,857,157    4,698,484

Cash and cash equivalents .........................       479,466      383,725
Cash - resident security deposits .................       157,700       99,973
Deferred charges, net of accumulated amortization
     of $3,042 and $11,736, respectively ..........        62,360       56,279
Other assets ......................................        26,698        2,712
                                                           ------        -----
Total assets .....................................     $9,583,381    5,241,173
                                                        =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
        Mortgage note payable .....................    $5,68$,403    1,190,031
        Accounts payable, accrued expense and other        66,770       31,304
        Due to affiliates .........................         1,796       97,528
        Resident security deposits ................       157,700       99,973
        Dividends payable .........................       120,750      119,438
                                                          -------      -------
Total liabilities .................................     6,028,419    1,538,273
                                                        ---------    ---------

Commitments and subsequent event ..................          --           --

Shareholders' equity:
        Preferred shares, $.01 par value per share,
            4,000,000 shares authorized; no shares
            issued or outstanding .................          --           --
        Common shares, $.01 par value per share,
            10,000,000 shares authorized; 525,000
            shares issued and outstanding .........         5,250        5,250
        Additional paid-in capital ................     3,913,176    3,913,176
        Distributions in excess of earnings .......      (363,464)    (215,526)
                                                         --------     --------
Total equity ......................................     3,554,962    3,702,900
                                                        ---------    ---------
Total liabilities and shareholders' equity ........    $9,583,381    5,241,173
                                                        =========    =========
               See accompanying notes to financial statements

                          GROVE REAL ESTATE ASSET TRUST
                                INCOME STATEMENTS
                                   (Unaudited)


                                                   For the Six Months Ended
                                                   ------------------------

                                                   June 30,        June 30,
                                                     1996            1995
                                                     ----            ----

Revenues:
    Rental income ..............................  $1,000,825       $ 639,354
    Interest and other income ..................      19,729          14,249
                                                      ------          ------

        Total revenues .........................   1,020,554         653,603
                                                   ---------         -------


Expenses:
    Property operating and maintenance .........     346,069         190,034
    Real estate taxes ..........................     101,712          73,946
    Related party management fees ..............      52,594          33,255
    General and administrative .................      40,450          36,305
                                                      ------          ------

        Total expenses .........................     540,826         333,540
                                                     -------         -------


                                                     479,729         320,063

Interest expense ...............................     189,203          42,234
Depreciation and amortization ..................     198,275         107,117
                                                     -------         -------


            Net income .........................   $  92,250       $ 170,712
                                                      ======         =======


Net income per share ...........................   $    0.18       $    0.33
                                                        ====            ====


Weighted average number of shares ..............     525,000         525,000
                                                     =======         =======


               See accompanying notes to financial statements

                          GROVE REAL ESTATE ASSET TRUST
                                INCOME STATEMENTS
                                   (Unaudited)


                           For the Three Months Ended
                                                    --------------------------

                                                      June 30,        June 30,
                                                        1996            1995
                                                        ----            ----


Revenues:
    Rental income                                     $514,593        $328,203
    Interest and other income                           10,857           7,043
                                                        ------           -----

        Total revenues                                 525,450         335,246
                                                       -------         -------


Expenses:
    Property operating and maintenance                 165,595          89,583
    Real estate taxes                                   52,105          37,002
    Related party management fees                       27,059          17,105
    General and administrative                          20,026          26,493
                                                        ------          ------

        Total expenses                                 264,785         170,183
                                                       -------         -------

                                                       260,665         165,063

Interest expense                                       101,580          21,195
Depreciation and amortization                           87,789          53,846
                                                        ------          ------

           Net income                                 $ 71,297        $ 90,022
                                                        ======          ======



Net income per share                                     $0.14           $0.17
                                                         =====           =====

Weighted average number of shares                      525,000         525,000
                                                       =======         =======



               See accompanying notes to financial statements

                          GROVE REAL ESTATE ASSET TRUST
                        STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (Unaudited)


                            Additional Distributions
                                          Common        Paid-in    in Excess of
                                          Shares       Capital     Net Income
                                          ------       -------     ----------

 Amounts at December 31, 1995           $   5,250    3,913,176      (215,526)
         Net Income                                                   92,250
         Declared dividends                                         (240,188)
                                         ---------   ---------       --------

 Amounts at June 30, 1996(unaudited)    $   5,250    3,913,176      (363,464)
                                         =========   =========      ========



              See accompanying notes to financial statements

                          GROVE REAL ESTATE ASSET TRUST
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                            For the Six Months Ended
                                                       ------------------------
                                                            June 30,   June 30,
                                                              1996       1995
                                                              ----       ----
Cash flows from operating activities:
      Net income .......................................   $ 92,250   $ 170,712
      Furniture, Fixtures and Equipment
      provided by operating activities:
         Depreciation and amortization .................    198,275     107,116
         Imputed interest - mortgage ...................     18,415      17,131
         Increase in other assets ......................    (35,221)      5,448
         Increase (decrease) in accounts payable,
            accrued expenses and other .................     35,466     (11,239)
                                                             ------     -------

Net cash provided by operating activities ..............    309,185     289,168
                                                            -------     -------

Cash flows from investing activities:
      Expenditures for building and improvements .......    (31,162)    (16,125)
      Expenditures for furniture, fixtures and equipment    (17,661)    ( 8,967)
                                                            -------     - -----

Net cash used in investing activities ..................    (48,823)    (25,092)
                                                            -------     -------

Cash flows from financing activities:
      Proceeds from mortgage payable ...................    220,197        --
      Financing costs ..................................    (23,169)       --
      Repayment of mortgage payable ....................    (27,043)       --
      Repayment of notes payable to affiliates .........    (95,732)    (50,000)
      Dividends paid ...................................   (238,875)   (233,625)
                                                           --------    --------

Net cash provided by (used in) financing activities ....   (164,621)   (283,625)
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents ...     95,741     (19,549)

Cash and cash equivalents, beginning of period .........    383,725     416,012
                                                            -------     -------

Cash and cash equivalents, end of period ...............   $479,766    $396,463
                                                            =======     =======

                 See accompanying notes to financial statements

                         GROVE REAL ESTATE ASSET TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.   FORMATION AND BUSINESS OF THE COMPANY

     Grove Real Estate Asset Trust (the "Company") was organized in the State of Maryland on April 4, 1994 as a Real Estate Investment Trust ("REIT"). The Company currently operates four properties with a total of 257 residential apartments. The Company purchased three properties on June 23, 1994 (the "Original Properties"), and the fourth property ("Cambridge") was acquired for $4,250,000 in January of 1996. Cambridge is a ninety-two unit multifamily apartment complex located in Norwich, Connecticut

     These statements do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, the accompanying unaudited financial statements reflect all the adjustments necessary to present fairly the financial position of the Company at June 30, 1996 and results of operations and its cash flows for the period then ended and the period ended June 30, 1995. These unaudited financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Form 10-KSB for the year ended December 31, 1995. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

     Earnings per share is based on the weighted average number of common shares issued and outstanding from January 1, 1996 to June 30, 1996, and from January 1, 1995 to June 30, 1995, which was equal to 525,000 shares. The assumed exercise of outstanding stock options and warrants is not dilutive and, therefore, is not included.

2.   MORTGAGE NOTES PAYABLE

     Mortgage notes payable at June 30, 1996 and December 31, 1995 consist of the following:


                                            June 30, 1996     December 31, 1995
                                            -------------     -----------------
       Southington Apartments note         $   1,208,446         $   1,190,031
       Cambridge Estates note                  4,472,957                     0
                                               ---------                     -
                                           $   5,681,403         $   1,190,031
                                           =============         =============

     The mortgage note on the Southington Apartments property located in Southington, Connecticut, one of the Original Properties, which has a face amount of $1,250,000, has an imputed interest rate of 7.25% due in monthly interest payments of $4,167 through June 1997 and monthly principal and interest payments of $8,527 through July 2013. The note is collateralized by the Southington Apartments property and 15% of the face amount is guaranteed by certain executive officers and shareholders of the Company.

     The Cambridge note payable had an original principal balance of $4,500,000. Monthly principal and interest payments of $31,920 based on a 25-year amortization table are due through January 2006. Interest is fixed at 7.04%. The mortgage is secured by a blanket first mortgage lien on the Cambridge property, and the two other Original Properties located in Hamden, Connecticut.


3.   STOCK OPTIONS AND WARRANTS

     The Company has adopted the 1994 Share Option Plan (the "Plan") and has reserved 100,000 shares for issuance under the Plan. The Company has granted options to purchase 50,000 shares to the executive officers with an exercise price of $11.125 per share. The options will expire on the tenth anniversary of the closing of the IPO. Additionally, the Company has granted each Trust Manager of the Company who is not an employee upon their election as a Trust Manager a non-qualified stock option to purchase 2,000 shares for a total of 6,000 shares with an exercise price of $11.125 per share. At the time of each annual meeting of shareholders, each non-employee Trust Manager receives an option to purchase 1,000 shares at the fair market value of the shares on the date of grant. All options which have been granted under the Plan become exercisable in increments of 33 1/3 % per year on each of the first three anniversaries of the date of grant. At June 30, 1996, no options had been exercised. At June 30, 1996, 62,000 options are outstanding, of which 38,334 are exercisable.

     At June 30, 1996, warrants to purchase an aggregate of 40,000 common shares are exercisable at $13.35 per share and expire in June 1999.

4.   RELATED PARTY TRANSACTIONS

     Due to Affiliates

     Amounts due to affiliates at June 30, 1996 and December 31, 1995 consist of the following:

                                             June 30, 1996   December 31, 1995
                                             -------------   -----------------
     Grove Investment Group                    $      0          $   70,457
     Grove  Property  Services, LP                1,796              14,890
     Grove Development Corp.                          0              12,181
                                                      -              ------
     Total due to affiliates                   $  1,796          $   97,528
                                               ========          ==========

     The amount due to the Grove Investment Group ("GIG") relates to advances made by GIG to GREAT to fund expenses incurred by the Company related to the IPO and to fund initial organization costs. The Company repaid $50,000 of note payable balance during the second quarter of 1995 and repaid the remaining balance in January 1996. No interest was paid.

     Management Fee

     Grove Property Services Limited Partnership, an affiliate of GREAT, provides all of the operating and support functions requisite to the operation of properties owned by GREAT, including building management and leasing, to the Company. The management agreement provides for a management fee equal to 5% of gross rental revenues, as defined. The agreement expires on June 30, 1997.

5.   SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest expense was $175,971 and $42,131 for the six months ended June 30, 1996 and 1995, respectively. Cash paid for interest expense was $102,445 and $21,143 for the three months ended June 30, 1996 and 1995, respectively. On January 12, 1996 the Company purchased Cambridge for $4,250,000, which was financed with a $4,500,000 first mortgage from a bank.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report.

The results of operations for the six months ended June 30, 1996 and three months ended June 30, 1996 include the three multifamily properties (the "Original Properties") that GREAT has owned since its inception and a fourth property ("Cambridge") that GREAT acquired on January 12, 1996. The Original Properties are comprised of 165 residential apartment units, in the aggregate, two of which are located in Hamden, Connecticut and one of which is in Southington, Connecticut. Cambridge is a ninety-two unit multifamily apartment complex located in Norwich, Connecticut. The results of operations for the six months ended June 30, 1995 and the three months ended June 30, 1995 include the three Original Properties.

RESULTS OF OPERATIONS

Results of  operations  of GREAT for the six months ended June 30, 1996 and June
30, 1995.
- - --------------------------------------------------------------------------------
The Original  Properties  experienced  increases  in occupancy  and rental rates which increased revenues.  The Original Properties weighted average rental rates increased  to $672 for the six months  ended June 30, 1996 from $656 for the six months  ended June 30, 1995.  Physical  occupancy  for the  Original  Properties increased  to an  aggregate  weighted  average  occupancy  of 98.18% for the six months ended June 30, 1996 from an aggregate  weighted average of 96.87% for the six months ended June 30, 1995.  Physical occupancy for the Original  Properties decreased to 98.19% at June 30, 1996 from 98.79% at June 30, 1995.  The weighted average physical occupancy for the Original Properties and Cambridge for the six
months  ended June 30,  1996 was 97.73%.  Physical  occupancy  for the  Original
Properties and Cambridge was 98.44% at June 30, 1996.

Rental and other income increased $366,951 from $653,603 to $1,020,554 during the six months ended June 30, 1996, as compared to the corresponding period in 1995. Approximately $342,000 of the increase is due to operation of Cambridge, and the remainder of the increase is attributable to the previously mentioned increases in occupancy and rental rates.

Property operating and maintenance expenses increased $156,035 from $190,034 to $346,069 during the six months ended June 30, 1996, as compared to the corresponding period in 1995. Approximately $123,000 of the increase is due the acquisition of the Cambridge property. Additionally, the Original Properties experienced an increase in operating and maintenance experiences due primarily to the harsh winter experienced in the New England area in 1996 compared to the mild winter experienced in the New England area in 1995.

General and administrative expenses increased $4,145 from $36,305 to $40,450 during the six months ended June 30, 1996, as compared to the corresponding period in 1995. The increase is primarily due to the additional expenses related to the acquisition of the Cambridge Property.

Real estate taxes increased $27,767 from $73,946 to $101,712 during the six months ended June 30, 1996, as compared to the corresponding period in 1995. Related party management fees increased $19,339 from $33,255 to $52,594. These increases were due primarily to the acquisition of the Cambridge property.

Interest expense increased $146,969 from $42,234 to $189,203 during the six months ended June 30, 1996, as compared to the corresponding period in 1995. The increase is due to the $4,500,000 mortgage note payable used to finance the acquisition of the Cambridge property. Depreciation and amortization increased $91,158 primarily due to the acquisition of the Cambridge property.

The Company's net income decreased $78,462 from $170,712 to $92,250 during the six months ended June 30, 1996, as compared to the corresponding period in 1995. Approximately $67,000 of the decrease is due to the loss experienced by the Cambridge property. The decrease in net income for the Original properties of approximately $11,000 was primarily due to the increase in property operating and maintenance expenses.

Results of operations of GREAT for the three monhts ended June 30, 1996 and June
30, 1995.
- - --------------------------------------------------------------------------------
The Original  Properties  experienced  increases  in occupancy  and rental rates which increased revenues.  The Original Properties weighted average rental rates increased  to $674 for the three  months  ended June 30,  1996 from $658 for the three months ended June 30, 1995. Physical occupancy for the Original Properties decreased to an  aggregate  weighted  average  occupancy of 97.98% for the three months ended June 30, 1996 from an aggregate  weighted average of 98.38% for the three months ended June 30, 1995. The weighted  average  physical  occupancy for the Original  Properties  and Cambridge for the three months ended June 30, 1996 was 98.06%.

Rental and other income increased $190,204 from $335,246 to $525,450 during the three months ended June 30, 1996, as compared to the corresponding period in 1995. Approximately $185,000 of the increase is due to operation of Cambridge, and the remainder of the increase is attributable to the previously mentioned increases in occupancy and rental rates.

Property operating and maintenance expenses increased $76,012 from $89,583 to $165,595 during the three months ended June 30, 1996, as compared to the corresponding period in 1995. Approximately $59,000 of the increase is due the acquisition of the Cambridge property. Additionally, the Original Properties experienced an increase in operating and maintenance experiences due to painting that was done at the Dogwood property, along with snow removal costs associated with late winter storms that were experienced in the New England area in 1996.

General and administrative expenses decreased $6,467 from $26,493 to $20,026 during the three months ended June 30, 1996, as compared to the corresponding period in 1995. The decrease is primarily due to exchange listing fees which were paid in the second quarter in 1995 but in the first quarter of 1996.

Real estate taxes increased $15,103 from $37,002 to $52,105 during the three months ended June 30, 1996, as compared to the corresponding period in 1995. Related party management fees increased $9,954 from $17,105 to $27,059. These increases were due primarily to the acquisition of the Cambridge property.

Interest expense increased $80,385 from $21,195 to $101,580 during the three months ended June 30, 1996, as compared to the corresponding period in 1995. The increase is due to the $4,500,000 mortgage note payable used to finance the acquisition of the Cambridge property. Depreciation and amortization increased $33,943 primarily due to the acquisition of the Cambridge property.


The Company's net income decreased $18,725 from $90,022 to $71,297 during the three months ended June 30, 1996, as compared to the corresponding period in 1995. Approximately $13,000 of the decrease is due to the loss experienced by the Cambridge property. The decrease in net income for the Original properties of approximately $6,000 was primarily due to the increase in property operating and maintenance expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $479,466 as of June 30, 1996. The Company's long-term debt to market capitalization on June 30, 1996 was 54.08% based on total market capitalization of $10,504,841 (525,000 shares outstanding at $9.1875 plus long-term debt) and long-term debt of $5,681,403.

Cash provided by operating activities was $309,185 for the six months ended June 30, 1996. Cash used in investing activities for the purchase of fixed assets was $48,823 for the six months ended June 30, 1996. On January 12, 1996, Cambridge was purchased from Grove Cambridge Associates Limited Partnership for $4,250,000. The acquisition was 100% financed by a first mortgage of $4,500,000 from a bank.

On May 17, 1996, GREAT declared a dividend of $0.23 per share, payable on July 17, 1996 to shareholders of record on June 26, 1996. On March 21, 1996, GREAT declared a dividend of $0.2275 per share payable on April 16, 1996 to shareholders of record on March 26, 1996. The dividends declared during the period of $0.4575 per share resulted in an 92.53% payout of funds from operations for the six months ended June 30, 1996

GREAT intends to meet its short term liquidity requirements through cash flow provided by operations. GREAT considers its ability to generate cash to be adequate, and expects it to continue to be adequate to meet operating requirements and pay shareholder dividends in accordance with REIT requirements. GREAT may use other sources of capital to finance additional acquisitions including, but not limited to, the selling of additional equity interest in GREAT, non-distributed Funds From Operations, the issuance of debt securities, and exchanging Common Shares for properties or interest in properties.

FUNDS FROM OPERATIONS

Industry analysts generally consider funds from operations ("FFO") an appropriate measure of performance of an equity REIT. Funds from operations is defined as income before gains (losses) on investments and extraordinary items (computed in accordance with generally accepted accounting principles) plus real estate depreciation, less preferred dividends and after adjustment for significant non-recurring items, if any. This definition conforms to the recommendations set forth in a White Paper adopted by the National Association of Real Estate Investment Trusts ("NAREIT") in early 1995. FFO for years prior to 1996 have been adjusted to conform to the NAREIT definition. GREAT believes that in order to facilitate a clear understanding of its operating results, funds from operations should be examined in conjunction with the net income as presented in the financial statements and information included elsewhere in this Report. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. Funds from operations should not be considered as an alternative to net income as an indication of GREAT's performance or as an alternative to cash flow as a measure of liquidity.

FFO decreased $12,718 from $272,298 for the six months ended June 30, 1995 to $259,580 for the six months ended June 30, 1996. Dividends declared for the six months ended June 30, 1996 were $240,188, representing 92.53% of funds from operations. FFO increased $2,514 from $140,912 for the three months ended June 30, 1995 to $143,426 for the three months ended June 30, 1996.

The impact of adopting the NAREIT recommendations as set forth above was to reduce FFO for the six months ended June 30, 1996 and 1995 by $22,317 and $22,662 respectively. The impact of adopting the NAREIT recommendations was to reduce FFO for the three months ended June 30, 1996 and 1995 by $9,846 and $11,599, respectively.

INFLATION

Substantially all of the leases at the properties are for a term of one year or less, which may enable GREAT to seek increased rents upon renewal or reletting. Such short-term leases generally lessen the risk to GREAT of the potential adverse effects of inflation.

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings.

         None.

Item 2.           Change in Securities.

         None.

Item 3.  Submission of Matters to a Vote of Security Holders.

         At the Annual Meeting of Shareholders of the Company held on May 17, 1996 the Shareholders considered and voted on two proposals. First, the Shareholders voted (410,297 for, 225 against and no abstentions) to elect Joseph R. LaBrosse and J. Joseph Garrahy as Trustees to the Board of Trustees to a term expiring at the 1999 annual meeting. After the May 17, 1996 annual meeting the following Trustees term of office as a trustee continued: Damon D. Navarro, Harold V. Gorman and James F. Twadell. Second, the Shareholders voted (409,522 for, 0 against with 1,000 abstentions) to ratify the appointment of BDO Seidman, LLP as independent public accountants for the Company for the fiscal year ended December 31, 1996.

Item 4.  Other Information

         None.

Item 5.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

         See Index to Exhibits on pages 16 and 17

         (b)  Reports on Form 8-K.

         None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         REGISTRANT:

         GROVE REAL ESTATE ASSET TRUST

Date:    By:   Joseph R. LaBrosse
               --------------------------------------------
               Name: Joseph R. LaBrosse
               Title: Chief Financial Officer, Secretary and Treasurer

                                INDEX TO EXHIBITS

Number                                Title

3.1 Grove Real Estate Asset Trust Declaration of Trust dated March 21, 1994 incorporated by reference as Exhibit Number 3.1 to GREAT's Registration Statement on Form SB-2 filed with the U.S. Securities and Exchange Commission, file no. 33-76732.

3.2 Grove Real Estate Asset Trust Bylaws amended through May 17, 1996 and attached hereto as Exhibit 3.2.

10.2 Amended Employment Agreement dated May 16, 1994 by and between GREAT and Damon D. Navarro incorporated by reference as Exhibit Number
       10.2 to GREAT's Registration Statement on Amendment No. 1 to Form SB-2 filed with the U.S. Securities and Exchange Commission, file No. 33-76732.

10.3 Amended Employment Agreement dated May 16, 1994 by and between GREAT and Brian A. Navarro incorporated by reference as Exhibit Number
       10.3 to GREAT's Registration Statement on Amendment No. 1 to Form SB-2 filed with the U.S. Securities and Exchange Commission, file No. 33-76732.

10.4 Amended Employment Agreement dated May 16, 1994 by and between GREAT and Edmund F. Navarro incorporated by reference as Exhibit Number
       10.4 to GREAT's Registration Statement on Amendment No. 1 to Form SB-2 filed with the U.S. Securities and Exchange Commission, file No. 33-76732.

10.5 Amended Employment Agreement dated May 16, 1994 by and between GREAT and Joseph R. LaBrosse incorporated by reference as Exhibit Number
       10.5 to GREAT's Registration Statement on Amendment No. 1 to Form SB-2 filed with the U.S. Securities and Exchange Commission, file No. 33-76732.

10.6 Amended Employment Agreement dated May 16, 1994 by and between GREAT and Gerald A. McNamara incorporated by reference as Exhibit Number
       10.6 to GREAT's Registration Statement on Amendment No. 1 to Form SB-2 filed with the U.S. Securities and Exchange Commission, file No. 33-76732.

10.7 Amended Non-Competition Agreement dated May 16, 1994 by and between GREAT and Damon D. Navarro incorporated by reference as Exhibit Number 10.7 to GREAT's Registration Statement on Amendment No. 1 to Form SB-2 filed with the U.S. Securities and Exchange Commission, file No. 33-76732.

10.8 Non-Competition Agreement dated May 16, 1994 by and between GREAT and the Grove Companies incorporated by reference as Exhibit Number 10.8 to GREAT'S Registration Statement on Amendment No. 1 to Form SB-2 filed with U.S. Securities and Exchange Commission, file No.
       33-76732.

10.16 Grove Real Estate Asset Trust 1994 Share Option Plan incorporated by reference as Exhibit Number 10.16 to GREAT's Registration Statement on Form SB-2 filed with the U.S. Securities and Exchange Commission, file No. 33-76732.

10.18 Form of Indemnification Agreement by and between GREAT, the Trust Managers and the Executive Officers incorporated by reference as Exhibit Number 10.18 to GREAT's Registration Statement on Form SB-2 filed with the U.S. Securities and Exchange Commission, file No.
       33-76732.


10.19 Form of Administrative Services Agreement by and between GREAT and the Grove Companies incorporated by references as Exhibit Number
       10.19 to GREAT's Registration Statement on Form SB-2 filed with the U.S. Securities and Exchange Commission, file No. 33-76732.

10.22 Assumption of Mortgage Deed and Security Agreement made June 23, 1994 by and among Southington Baron Limited Partnership, Charles D. Gersten, Ada C. Berin, Grove Real Estate Asset Trust, Damon D. Navarro and Brian A. Navarro incorporated by reference as Exhibit Number 10.22 to GREAT's Form 10-KSB for the year ended December 31, 1994 filed with the U.S. Securities and Exchange Commission, File No. 1-13080.

10.23  Mortgage Note from Southington Baron Limited Partnership to Charles
       D. Gersten and Ada C. Berin dated June 8, 1993 in the original principal amount of $1,250,000 incorporated by reference as Exhibit Number 10.23 to GREAT's Form 10-KSB for the year ended December 31, 1994 filed with the U.S. Securities and Exchange Commission, File No. 1-13080.

10.24 Purchase and Sale Agreement between Grove Real Estate Asset Trust and Grove Cambridge Associates Limited Partnership incorporated by reference Exhibit Number 1 to GREAT's Form 8-K dated October 30, 1995 and attached hereto as Exhibit 10.24 filed with the U.S. Securities and Exchange Commission, File No. 1-13080.

10.25 Mortgage Note from Grove Real Estate Asset Trust to First Union Bank of Connecticut dated January 11, 1996 in the principal amount of $4,500,000 incorporated by reference as Exhibit 10.25 to GREAT's Form 10-KSB for the year ended December 31, 1995 filed with the U.S. Securities and Exchange Commission, File No. 1-13080.

10.26 Form of Management Agreement by and between GREAT and Grove Property Services Limited Partnership incorporated by reference as Exhibit 10.26 to GREAT's Form 10-KSB for the year ended December 31, 1995 filed with the U.S. Securities and Exchange Commission, File No. 1-13080.