Form 10QSB/A
period 1996-06-30
GROVE REAL ESTATE ASSET TRUST
filed 1996-10-16
CIK 920776

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB/A


                [X]AMENDED QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

         REGISTRANT:

         GROVE REAL ESTATE ASSET TRUST

Date: 10/16/96   By:   Joseph R. LaBrosse
                 --------------------------------------------
                 Name: Joseph R. LaBrosse
                 Title: Chief Financial Officer, Secretary and Treasurer

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