Form 10QSB
period 1996-09-30
GROVE REAL ESTATE ASSET TRUST
filed 1996-11-13
CIK 920776

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB



                [X]QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:

          525,000 common shares, $.01 par value, were outstanding as of
                               October 11, 1996.

                                       GROVE REAL ESTATE ASSET TRUST

                                                Form 10-QSB
                                                   Index

-------------------------------------------------------------------------------

                                                                           Page

Part I:        Financial Information                                         3

Item 1:        Financial Statements

               Balance Sheets of Grove Real Estate Asset Trust as of
               September 30, 1996 and December 31, 1995                      3

               Income Statements of Grove Real Estate Asset Trust for  the
               nine months ended September 30, 1996 and September 30, 1995   4

               Income Statements of Grove Real Estate Asset Trust for the three months ended September 30, 1996 and September 30, 1995 5

               Statement of Shareholders' Equity of Grove Real Estate Asset
               Trustfor the nine months ended September 30, 1996             6

               Statements of Cash flows of Grove Real Estate Asset
               Trust for the nine months ended September 30, 1996 and
               September 30, 1995                                            7

               Notes to Financial Statements                              8-10

Item 2:        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     11 - 14

Part II:       Other Information                                            15

Item 1:        Legal proceedings                                            15

Item 2:        Changes in Securities                                        15

Item 3:        Submission of Matters to a Vote of Security Holders          15

Item 4:        Other Information                                            15

Item 5:        Exhibits and Reports on Form 8-K                             15

Signatures                                                                  15

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          GROVE REAL ESTATE ASSET TRUST
                                  BALANCE SHEETS
                                                   September 30,    December 31,
                                                       1996            1996
                                                   (Unuadited)       (Audited)
                                                   -----------       ---------
                                      ASSETS
Real estate assets:
        Land ....................................   $    20,293        493,823
        Buildings and improvements ..............     8,494,112      4,658,438
        Furniture, fixtures and equipment .......       347,336        240,438
                                                        -------        -------
                                                      9,761,741      5,392,699
        Less - accumulated depreciation .........      (958,017)      (694,215)
                                                       --------       --------
Net real estate assets ..........                     8,803,724      4,698,484
Cash and cash equivalents .......................       441,632        383,725
Cash - resident security deposits ...............       156,592         99,973
Deferred charges, net of accumulated amortization
     of $4,247 and $11,736, respectively ........        83,222         56,279
Other assets ....................................        62,069          2,712
                                                         ------          -----

Total assets ...................................   $  9,537,239      5,241,173
                                                      =========      =========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
        Mortgage note payable ..................... $   5,675,478    1,190,031
        Accounts payable, accrued expense and other        61,189       31,304
        Due to affiliates .........................         2,532       97,528
        Resident security deposits ................       156,592       99,973
        Dividends payable .........................       120,750      119,438
                                                          -------      -------
Tottal liabilities .................................    6,016,541    1,538,273
                                                        ---------    ---------

Commitments and subsequent event ..................          --             --

Shareholders' equity:
        Preferred shares, $.01 par value per share,
            4,000,000 shares authorized; no shares
            issued or outstanding .................          --             --
        Common shares, $.01 par value per share,
            10,000,000 shares authorized; 525,000
            shares issued and outstanding ........         5,250         5,250
        Additional paid-in capital ................    3,913,176     3,913,176
        Distributions in excess of earnings .......     (387,728)     (215,526)
                                                         --------      -------
Total equity ......................................    3,530,698     3,702,900
                                                        ---------    ---------
Total liabilities and shareholders' equity ........ $  9,537,239     5,241,173
                                                        =========    =========

                             See accompanying notes

                          GROVE REAL ESTATE ASSET TRUST
                                INCOME STATEMENTS
                                   (Unaudited)


                                       For the Nine Months Ended
                                    --------------------------------

                                         Sept. 30,    Sept. 30,
                                            1996         1995
                                            ----         ----
Revenues:
    Rental income ....................  $1,521,188     961,423
    Interest and other income ........      28,015      22,395
                                            ------      ------

        Total revenues ...............   1,549,203     983,818
                                         ---------     -------



Expenses:
    Property operating and maintenance     485,361     296,532
    Real estate taxes ................     155,007     110,858
    Related party management fees ....      79,883      49,874
    General and administrative .......      55,337      46,329
                                            ------      ------

        Total expenses ...............     775,588     503,593
                                           -------     -------

                                           773,615     480,225

Interest expense .....................     291,551      63,588
Depreciation and amortization ........     293,328     161,686
                                           -------     -------

            Net income ...............  $  188,736      254,951
                                           =======      =======



Net income per share .................  $     0.36        0.49
                                              ====        ====


Weighted average number of shares ....     525,000     525,000
                                           =======     =======


                             See accompanying notes

                          GROVE REAL ESTATE ASSET TRUST
                                INCOME STATEMENTS
                                   (Unaudited)


                                               For the Three Months Ended
                                               --------------------------

                                                Sept. 30,       Sept. 30,
                                                  1996            1995
                                                  ----            ----


Revenues:
    Rental income                                $520,362        $322,069
    Interest and other income                       8,286           8,146
                                                    -----           -----

        Total revenues                            528,648         330,215
                                                  -------         -------



Expenses:
    Property operating and maintenance           $139,292         106,498
    Real estate taxes                              53,295          36,912
    Related party management fees                  27,289          16,619
    General and administrative                     14,886          10,024
                                                   ------          ------

        Total expenses                            234,762         170,053
                                                  -------         -------


                                                  293,886         160,162

Interest expense                                  102,347          21,354
Depreciation and amortization                      95,053          54,569
                                                   ------          ------

           Net income                            $ 96,486          84,239
                                                   ======          ======


Net income per share                                $0.18           $0.16
                                                    =====           =====


Weighted average number of shares                 525,000         525,000
                                                  =======         =======

                             See accompanying notes

                          GROVE REAL ESTATE ASSET TRUST
                        STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)


                                                       Additional  Distributions
                                              Common     Paid-in    in Excess of
                                              Shares     Capital     Net Income
                                              ------     -------     ----------

Amounts at December 31, 1995 ............   $   5,250    3,913,176    (215,526)
        Net Income ......................                              188,736
        Declared dividends ..............                             (360,938)
                                              --------   ---------    --------


Amounts at September 30, 1996 (unaudited)   $   5,250    3,913,176    (387,728)
                                            =========    =========    ========

                             See accompanying notes

                          GROVE REAL ESTATE ASSET TRUST
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     For the Nine Months Ended
                                                     -------------------------

                                                        Sept. 30,    Sept. 30,
                                                          1996         1995
                                                          ----         ----

Cash flows from operating activities:
      Net income ..................................... $188,736      254,951
      Adjustments to reconcile net income to net cash
      provided by operating activities:
            Depreciation and amortization ............  293,328      161,686
            Imputed interest - mortgage ..............   27,875       25,931
            Increase in other assets .................  (59,357)     (33,003)
            Increase (decrease) in accounts payable,
              accrued expenses and other .............   29,885       (2,372)
                                                         ------       ------

Net cash provided by operating activities ............  480,467      407,193
                                                        -------      -------

Cash flows from investing activities:
Expenditures for building and improvements ...........  (67,635)     (37,624)
Expenditures for furniture, fixtures and equipment ...  (21,604)      (5,057)
                                                        -------       ------
Net cash provided by (used in) investing activities ..  (89,239)     (42,681)
                                                        -------      -------
Cash flows from financing activities:
      Proceeds from mortgage payable .................  220,197         --
      Financing costs ................................  (56,469)        --
      Repayment of mortgage payable ..................  (42,428)        --
      Repayment of notes payable to affiliates .......  (94,996)     (50,000)
      Dividends paid ................................. (359,625)    (353,063)
                                                       --------     --------

Net cash provided by (used in) financing activities .. (333,321)    (403,063)
                                                       --------     --------

Net increase (decrease) in cash and cash equivalents .   57,907      (38,551)

Cash and cash equivalents, beginning of period .......  383,725      416,012
                                                        -------      -------

Cash and cash equivalents, end of period ............. $441,632      377,461
                                                       ========      =======

                             See accompanying notes

                          GROVE REAL ESTATE ASSET TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.   FORMATION AND BUSINESS OF THE COMPANY

     Grove Real Estate Asset Trust (the "Company") was organized in the State of Maryland on April 4, 1994 as a Real Estate Investment Trust ("REIT"). The Company currently operates four properties with a total of 257 residential apartments. The Company purchased three properties on June 23, 1994 (the "Original Properties"), and the fourth property ("Cambridge") was acquired for $4,250,000 in January of 1996. Cambridge is a ninety-two unit multifamily apartment complex located in Norwich, Connecticut

     These statements do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, the accompanying unaudited financial statements reflect all the adjustments necessary to present fairly the financial position of the Company at September 30, 1996 and results of operations and its cash flows for the period then ended and the period ended September 30, 1995. These unaudited financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Form 10-KSB for the year ended December 31, 1995. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

     Earnings per share is based on the weighted average number of common shares issued and outstanding from January 1, 1996 to September 30, 1996, and from January 1, 1995 to September 30, 1995, which was equal to 525,000 shares. The assumed exercise of outstanding stock options and warrants is not dilutive and, therefore, is not included.

2.   MORTGAGE NOTES PAYABLE

     Mortgage notes payable at September 30, 1996 and December 31, 1995 consist of the following:


                                     September 30, 1996      December 31, 1995
       Southington Apartments note      $   1,217,906         $   1,190,031
       Cambridge Estates note               4,457,572                     0
                                            ---------                    --
                                        $   5,675,478         $   1,190,031
                                            =========             =========

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


3.   STOCK OPTIONS AND WARRANTS

     The Company has adopted the 1994 Share Option Plan (the "Plan") and has reserved 100,000 shares for issuance under the Plan. The Company has granted options to purchase 50,000 shares to the executive officers with an exercise price of $11.125 per share. The options will expire on the tenth anniversary of the closing of the IPO. Additionally, the Company has granted each Trust Manager of the Company who is not an employee upon their election as a Trust Manager a non-qualified stock option to purchase 2,000 shares for a total of 6,000 shares with an exercise price of $11.125 per share. At the time of each annual meeting of shareholders, each non-employee Trust Manager receives an option to purchase 1,000 shares at the fair market value of the shares on the date of grant. All options which have been granted under the Plan become exercisable in increments of 33 1/3 % per year on each of the first three anniversaries of the date of grant. At September 30, 1996, no options had been exercised. At September 30, 1996, 62,000 options are outstanding, of which 38,334 are exercisable.

     At September 30, 1996, warrants to purchase an aggregate of 40,000 common shares are exercisable at $13.35 per share and expire in June 1999.

4.   RELATED PARTY TRANSACTIONS

     Due to Affiliates

     Amounts due to affiliates at September 30, 1996 and December 31, 1995 consist of the following:

                                  September 30, 1996          December 31, 1995
                                  ------------------          -----------------
     Grove Investment Group          $      0                   $   70,457
     Grove  Property  Services, LP      2,532                       14,890
     Grove Development Corp.                0                       12,181
                                        -----                      -------
     Total due to affiliates         $  2,532                   $   97,528
                                        =====                       ======


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

5.   SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest expense was $278,551 and $63,431 for the nine months ended September 30, 1996 and 1995, respectively. Cash paid for interest expense was $102,335 and $21,310 for the three months ended September 30, 1996 and 1995, respectively. On January 12, 1996 the Company purchased Cambridge for $4,250,000, which was financed with a $4,500,000 first mortgage from a bank.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report.

The results of operations for the nine months ended September 30, 1996 and three months ended September 30, 1996 include the three multifamily properties (the "Original Properties") that GREAT has owned since its inception and a fourth property ("Cambridge") that GREAT acquired on January 12, 1996. The Original Properties are comprised of 165 residential apartment units, in the aggregate, two of which are located in Hamden, Connecticut and one of which is in Southington, Connecticut. Cambridge is a ninety-two unit multifamily apartment complex located in Norwich, Connecticut. The results of operations for the nine months ended September 30, 1995 and the three months ended September 30, 1995 include the three Original Properties.

Results of Operations

Results of operations of GREAT for the nine months ended September 30, 1996 and September 30, 1995.

The Original Properties experienced increases in rental rates which increased revenues. The Original Properties weighted average rental rates increased to $676 for the nine months ended September 30, 1996 from $658 for the nine months ended September 30, 1995. Physical occupancy for the Original Properties remained at an aggregate weighted average occupancy of 97.37% for the nine months ended September 30, 1996 and September 30, 1995. Physical occupancy for the Original Properties decreased to 97.58% at September 30, 1996 from 98.79% at September 30, 1995. The weighted average physical occupancy for the Original Properties and Cambridge for the Nine months ended September 30, 1996 was 97.58%. Physical occupancy for the Original Properties and Cambridge was 98.44% at September 30, 1996.

Rental and other income increased $565,385 from $983,818 to $1,549,203 during the Nine months ended September 30, 1996, as compared to the corresponding period in 1995. Approximately $537,000 of the increase is due to operation of Cambridge, and the remainder primarily due to the increases in rental rates.

Property operating and maintenance expenses increased $188,829 from $296,532 to $485,361 during the nine months ended September 30, 1996, as compared to the corresponding period in 1995. Approximately $170,000 of the increase is due the acquisition of the Cambridge property. Additionally, the Original Properties experienced an increase in operating and maintenance experiences due primarily to the sever winter experienced in the New England area in 1996 compared to the mild winter experienced in 1995.

General and administrative expenses increased $9,008 from $46,329 to $55,337 during the nine months ended September 30, 1996, as compared to the corresponding period in 1995. The increase is primarily due to the additional expenses related to the acquisition of the Cambridge Property and increased overhead expenses.

Real estate taxes increased $44,149 from $110,858 to $155,007 during the nine months ended September 30, 1996, as compared to the corresponding period in 1995. Related party management fees increased $30,009 from $49,874 to $79,883. These increases were due primarily to the acquisition of the Cambridge property.

Interest expense increased $227,963 from $63,588 to $291,551 during the nine months ended September 30, 1996, as compared to the corresponding period in 1995. The increase is due to the $4,500,000 mortgage note payable used to finance the acquisition of the Cambridge property. Depreciation and amortization increased $131,642 primarily due to the acquisition of the Cambridge property.

The Company's net income decreased $66,215 from $254,951 to $188,736 during the nine months ended September 30, 1996, as compared to the corresponding period in 1995. Approximately $40,000 of the decrease is due to the loss experienced by the Cambridge property. The decrease in net income for the Original properties of approximately $26,000 was due to the increase in property operating and maintenance expenses along with increases in other expenses.

Results of operations of GREAT for the three months ended September 30, 1996 and September 30, 1995.

The Original Properties experienced increases in rental rates which increased revenues. The Original Properties weighted average rental rates increased to $683 for the three months ended September 30, 1996 from $662 for the three months ended September 30, 1995. Physical occupancy for the Original Properties decreased to an aggregate weighted average occupancy of 95.76% for the three months ended September 30, 1996 from an aggregate weighted average of 98.38% for the three months ended September 30, 1995. The weighted average physical occupancy for the Original Properties and Cambridge for the three months ended September 30, 1996 was 97.28%.

Rental and other income increased $198,433 from $330,215 to $528,648 during the three months ended September 30, 1996, as compared to the corresponding period in 1995. Approximately $195,000 of the increase is due to operation of Cambridge, and the remainder of the increase is attributable to the previously mentioned increase in rental rates.

Property operating and maintenance expenses increased $32,794 from $106,498 to $139,292 during the three months ended September 30, 1996, as compared to the corresponding period in 1995. Expenses increased approximately $47,000 due to the acquisition of the Cambridge property offset by a decrease in operating and maintenance expenses at the Hamden properties due to painting, office renovation, and landscaping projects done in 1995

General and administrative expenses increased $4,862 from $10,024 to $14,886 during the three months ended September 30, 1996, as compared to the corresponding period in 1995. The increase is primarily due to additional expenses related to the acquisition of the Cambridge Property and increased overhead expenses.

Real estate taxes increased $16,383 from $36,912 to $53,295 during the three months ended September 30, 1996, as compared to the corresponding period in 1995. Related party management fees increased $10,670 from $16,619 to $27,289. These increases were due primarily to the acquisition of the Cambridge property.

Interest expense increased $80,993 from $21,354 to $102,347 during the three months ended September 30, 1996, as compared to the corresponding period in 1995. The increase is due to the $4,500,000 mortgage note payable used to finance the acquisition of the Cambridge property. Depreciation and amortization increased $40,484 primarily due to the acquisition of the Cambridge property.

The Company's net income increased $12,247 from $84,239 to $96,486 during the three months ended September 30, 1996, as compared to the corresponding period in 1995. primarily due to the decrease in property operating and maintenance expenses of the Original Properties.

Liquidity and Capital Resources

Cash and cash equivalents totaled $441,632 as of September 30, 1996. The Company's long-term debt to market capitalization on September 30, 1996 was
53.56 % based on total market capitalization of $10,597,353 (525,000 shares outstanding at $9.375 plus long-term debt) and long-term debt of $5,675,478.

Cash provided by operating activities was $480,467 for the nine months ended September 30, 1996. Cash used in investing activities for the purchase of property and equipment was $89,239 for the nine months ended September 30, 1996.

Net cash used in financing activities was $333,321 for the nine months ended September 30, 1996. On January 12, 1996, Cambridge was purchased from Grove Cambridge Associates Limited Partnership for $4,250,000. The acquisition was 100% financed by a first mortgage of $4,500,000 from a bank.

On September 13, 1996 GREAT declared a dividend of $0.23 per share, payable on October 17, 1996, to shareholders of record on September 25, 1996. On May 17, 1996, GREAT declared a dividend of $0.23 per share, payable on July 17, 1996 to shareholders of record on June 26, 1996. On March 21, 1996, GREAT declared a dividend of $0.2275 per share payable on April 16, 1996 to shareholders of record on March 26, 1996. The dividends declared during the period of $0.6875 per share resulted in a 76.60% payout of funds from operations for the nine months ended September 30, 1996.

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

FFO increased $63,151 from $408,033 for the nine months ended September 30, 1995 to $471,184 for the nine months ended September 30, 1996. Dividends declared for the nine months ended September 30, 1996 were $360,938, representing 76.60% of FFO. Dividends declared for the nine months ended September 30, 1995 were $355,688, representing 87.17% of FFO.

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

         None..

Item 4.  Other Information

         None.

Item 5.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

         See Index to Exhibits on pages E-1 and E-2

         (b)  Reports on Form 8-K.

         None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:
GROVE REAL ESTATE ASSET TRUST
By:     Joseph R. LaBrosse
--------------------------
Name: Joseph R. LaBrosse
Title: Chief Financial Officer, Secretary and Treasurer

Date:  11/12/96
---------------

                                INDEX TO EXHIBITS

Number                                                        Title

3.1 Grove Real Estate Asset Trust Declaration of Trust dated March 21, 1994 incorporated by reference as Exhibit Number 3.1 to GREAT's Registration Statement on Form SB-2 filed with the U.S. Securities and Exchange Commission, file no. 33-76732.

3.2 Grove Real Estate Asset Trust Bylaws amended through May 17, 1996, incorporated by reference as Exhibit Number 3.2 to GREAT's Form 10-QSB for the quarterly period ended June 30, 1996 filed with the U.S. Securities and Exchange Commission, File No. 1-13080.


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

10.16Grove Real Estate Asset Trust 1994 Share Option Plan incorporated by reference as Exhibit Number 10.16 to GREAT's Registration Statement on Form SB-2 filed with the U.S. Securities and Exchange Commission, file No. 33-76732.

10.18Form of Indemnification Agreement by and between GREAT, the Trust Managers and the Executive Officers incorporated by reference as Exhibit Number
     10.18 to GREAT's Registration Statement on Form SB-2 filed with the U.S. Securities and Exchange Commission, file No. 33-76732

10.19Form of Administrative Services Agreement by and between GREAT and the Grove Companies incorporated by references as Exhibit Number 10.19 to GREAT's Registration Statement on Form SB-2 filed with the U.S. Securities and Exchange Commission, file No. 33-76732.

10.22Assumption of Mortgage Deed and Security Agreement made June 23, 1994 by and among Southington Baron Limited Partnership, Charles D. Gersten, Ada C. Berin, Grove Real Estate Asset Trust, Damon D. Navarro and Brian A. Navarro incorporated by reference as Exhibit Number 10.22 to GREAT's Form 10-KSB for the year ended December 31, 1994 filed with the U.S. Securities and Exchange Commission, File No. 1-13080.


10.23Mortgage  Note from  Southington  Baron Limited  Partnership  to Charles D.
     Gersten and Ada C. Berin dated June 8, 1993 in the original principal amount of $1,250,000 incorporated by reference as Exhibit Number 10.23 to GREAT's Form 10-KSB for the year ended December 31, 1994 filed with the U.S. Securities and Exchange Commission, File No. 1-13080.


10.24Purchase  and Sale  Agreement  between  Grove Real  Estate  Asset Trust and
     Grove Cambridge Associates Limited Partnership incorporated by reference Exhibit Number 1 to GREAT's Form 8-K dated October 30, 1995 and attached hereto as Exhibit 10.24 filed with the U.S. Securities and Exchange Commission, File No. 1-13080.


10.25Mortgage  Note from Grove Real  Estate  Asset  Trust to First Union Bank of
     Connecticut dated January 11, 1996 in the principal amount of $4,500,000 incorporated by reference as Exhibit 10.25 to GREAT's Form 10-KSB for the year ended December 31, 1995 filed with the U.S. Securities and Exchange Commission, File No. 1-13080.


10.26Form of  Management  Agreement  by and  between  GREAT and  Grove  Property
     Services Limited Partnership incorporated by reference as Exhibit 10.26 to GREAT's Form 10-KSB for the year ended December 31, 1995 filed with the U.S. Securities and Exchange Commission, File No. 1-13080.