Form 10QSB/A
period 1996-09-30
GROVE REAL ESTATE ASSET TRUST
filed 1996-11-20
CIK 920776

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB/A



           [X] AMENDED QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          GROVE REAL ESTATE ASSET TRUST
                                  BALANCE SHEETS
                                                   September 30,    December 31,
                                                       1996            1996
                                                   (Unuadited)       (Audited)
                                                   -----------       ---------
                                      ASSETS
Real estate assets:
        Land ....................................   $   920,293       493,823
        Buildings and improvements ..............     8,494,112      4,658,438
        Furniture, fixtures and equipment .......       347,336        240,438
                                                        -------        -------
                                                      9,761,741      5,392,699
        Less - accumulated depreciation .........      (958,017)      (694,215)
                                                       --------       --------
Net real estate assets ..........                     8,803,724      4,698,484
Cash and cash equivalents .......................       441,632        383,725
Cash - resident security deposits ...............       156,592         99,973
Deferred charges, net of accumulated amortization
     of $4,247 and $11,736, respectively ........        83,222         56,279
Other assets ....................................        62,069          2,712
                                                         ------          -----

Total assets ...................................   $  9,547,239      5,241,173
                                                      =========      =========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
        Mortgage note payable ..................... $   5,675,478    1,190,031
        Accounts payable, accrued expense and other        61,189       31,304
        Due to affiliates .........................         2,532       97,528
        Resident security deposits ................       156,592       99,973
        Dividends payable .........................       120,750      119,438
                                                          -------      -------
Tottal liabilities .................................    6,016,541    1,538,273
                                                        ---------    ---------

Commitments and subsequent event ..................          --             --

Shareholders' equity:
        Preferred shares, $.01 par value per share,
            4,000,000 shares authorized; no shares
            issued or outstanding .................          --             --
        Common shares, $.01 par value per share,
            10,000,000 shares authorized; 525,000
            shares issued and outstanding ........         5,250         5,250
        Additional paid-in capital ................    3,913,176     3,913,176
        Distributions in excess of earnings .......     (387,728)     (215,526)
                                                         --------      -------
Total equity ......................................    3,530,698     3,702,900
                                                        ---------    ---------
Total liabilities and shareholders' equity ........ $  9,547,239     5,241,173
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

Date:  11/19/96
---------------

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