Form 10KSB
period 1996-12-31
GROVE REAL ESTATE ASSET TRUST
filed 1997-04-01
CIK 920776

U.S. SECURITIES AND EXCHANGE COMMISSION     Exhibit Index
                             Washington, D.C. 20549                on Page E-1
                                   FORM 10-KSB


                 [X]ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscial year ended December 31, 1996

                           Commission file No. 1-13080

                              GROVE PROPERTY TRUST
                 (Name of Small Business Issuer in Its Charter)

                Maryland                                         06-1391084
  (State of Incorporation or Organization)  (I.R.S. Employer Identification No.)

598 Asylum Avenue, Hartford, Connecticut                      06105
 (Address of Principal Executive Offices)                  (Zip Code)

                                 (860) 520-4789
                           (Issuer's Telephone Number)

                          GROVE REAL ESTATE ASSET TRUST
                                  (Former Name)

        Securities registered under Section 12(b) ofthe Exchange Act:NONE

                Title of Each Class:  Name of Each Exchange on Which Registered:
Common Shares of Beneficial Interest,          American Stock Exchange, Inc.
                $.01 par value                   Boston Stock Exchange, Inc.

       Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __

The issuer's revenues for the 1996 fiscal year were $2,082,239.

The aggregate market value of voting stock held by non-affiliates as of March 14, 1997 was $38,981,458.

The number of Common Shares of Beneficial Interest outstanding as of March 14, 1997 was 3,953,463.

                      DOCUMENTS INCORPORATED BY REFERENCE:
       Definitive proxy statement for 1997 Annual Meeting of Shareholders
                            - Part III of Form 10-KSB







PART I

Item 1.  Business

Introduction

Grove Property Trust (formerly Grove Real Estate Asset Trust, "GREAT") (the "Company") is a self-administered real estate investment trust ("REIT") formed pursuant to the Maryland Real Estate Investment Trust Act, engaging in multifamily property management, acquisition and redevelopment. Since the end of 1996, the Company has undergone significant changes in its business and operations, as described below under "Consolidation Transactions," in order to seek to maximize future growth potential.

The Company owned and operated three multifamily properties (the "Original Properties") since its inception and acquired a fourth property ("Cambridge") in January of 1996 (collectively, the "GREAT Properties"). The GREAT Properties are comprised of the Dogwood Hills Apartments comprising 46 multifamily apartment homes on Evergreen Avenue in Hamden, Connecticut, the Hamden Center Apartments comprising 65 multifamily apartment homes on School Street in Hamden, Connecticut, the Baron Apartments comprising 54 multifamily apartment homes on Queen Street in Southington, Connecticut, and Cambridge Estates, comprising 92 multifamily apartment homes located in Norwich, Connecticut. The GREAT Properties had an aggregate weighted average occupancy rate of 97.6% during 1996.

The Company was formed in 1994 to continue the multifamily property acquisition, management and marketing operations and related business objectives and strategies of Grove Investment Group, Inc., a Southern New England real estate company formed in 1980 by Damon and Brian Navarro, and the three limited partnerships from which the Company acquired the Original Properties upon completion of the Company's initial public offering in June 1994.

Consolidation Transactions

On March 14, 1997, the Company completed the "Consolidation Transactions" described below. As a result of the Consolidation Transactions, the Company is now a self-administered and self-managed REIT which management believes to be one of the largest public owners of multi-family residential properties in
Southern New England. The Company is the sole general partner of Grove Operating, L.P. (the "Operating Partnership"), a newly formed limited partnership organized in Delaware. The Operating Partnership was formed to act as the vehicle for the Consolidation Transactions and is the entity through which the Company conducts substantially all of its business and owns (either directly or indirectly through subsidiaries) all of its assets. The Company currently holds approximately 66% of the Operating Partnership partnership units (the "Common Units"). This structure is commonly referred to as an umbrella partnership REIT or UPREIT. The Operating Partnership is governed by the Operating Partnership Agreement.

The Company owns, directly or indirectly, 100% of the interests in the four GREAT Properties and in each of eight properties acquired from certain limited partnerships through the Consolidation Transactions. Further, the Company controls twelve additional properties as general partner or through ownership of 100% of the general partner of the limited partnerships that own such properties, also as a result of the Consolidation Transactions. All such properties are collectively referred to as the "Properties", all such limited partnerships are collectively referred to as the "Property Partnerships", and all the properties owned by such Property Partnerships are collectively referred to as the "Partnership Properties". The Company provides property management services to the Properties and other real property controlled by certain companies and individuals which are affiliated with the Company (the "Grove Companies") using the certain acquired assets and liabilities of Grove Property Services, L.P. ( "GPS"). National Realty Services, L.P., an affiliate of the Company, is the exclusive provider of real estate brokerage services to the Company.

An exchange offer was made ("the Exchange Offer") by the Operating Partnership for the tender of any or all of the limited partnership interests of each Property Partnership (the "Property Partnership Units") in exchange for limited partnership units in the Operating Partnership (the "Common Units"). These Common Units are redeemable commencing one year after their issuance for cash, based on the fair market value of the Company's Common Shares, or, at the Company's option, it may exchange Common Shares for Common Units on a one-for-one basis, subject to certain antidilution adjustments and exceptions.

The Company declared a 5% stock dividend to shareholders of record March 10, 1997, payable March 28, 1997 and declared a 1.125 to 1.0 stock split with respect to all Common Shares outstanding on March 10, 1997, effective March 14, 1997, (together, the "Stock Split"). As a result of the Stock Split, the Company issued, on a pro rata basis, a total of 95,130 Common Shares to the holders of the issued and outstanding 525,000 Common Shares. The Company did not issue fractional shares in connection with the Stock Split, but rather paid cash in lieu of fractional shares.

A private placement of equity securities (the "New Equity Investment") took place, pursuant to which the Company sold to a group of investors (the "New Equity Investors") Common Shares totaling, in the aggregate, 3,333,333 Common Shares, in exchange for total gross proceeds to the Company of $30.0 million.

The Company contributed to the Operating Partnership: (a) the GREAT Properties and related assets in exchange for a partnership interest in the Operating Partnership represented by 620,130 Common Units; and (b) the gross proceeds of the New Equity Investment received by the Company, in exchange for a number of Common Units equal to the number of Common Shares issued by the Company in the New Equity Investment.

The Grove Companies, pursuant to a contribution agreement among the Company, certain individuals including affiliates of the Company and the Operating Company (the "Contribution Agreement"), then contributed to the Company and/or the Operating Partnership certain assets and liabilities of GPS arising from or used in connection with property management related services, and their general and limited partnership interests in each Property Partnership (or the assets thereof), in exchange for an aggregate of 904,867 Common Units issued by the Operating Partnership and the payment of $177,669 by the Company to the Grove Companies.

In conjunction with the above transactions, the Company and certain Property Partnerships have entered into two new credit facilities (together, the "Credit Facility") consisting of (a) a three-year secured revolving acquisition and working capital facility of approximately $25.0 million and (b) an approximately $15.1 million ten-year term mortgage loan. The Operating Partnership used the net proceeds of the New Equity Investment and borrowings under the Credit Facility to refinance the outstanding mortgage indebtedness of certain of the Property Partnerships and to acquire certain minority interests in certain of the Property Partnerships.

In connection with the Consolidation Transactions, the Company changed its distribution policy. The Board concluded that enhancement of Shareholder value could better be achieved through growth in the Company's asset value, which management believes will be reflected in the market price of the Common Shares, rather than by maintaining or increasing the distribution yield on the Common Shares. Therefore, the Board has voted to reduce the annual cash distributions to Shareholders, from $.92 per Common Share to $.74 per Common Share ($.63 per Common Share after giving effect to the Stock Split). The Company intends to continue to comply with the REIT requirements under the Internal Revenue Code of 1954 or 1986, as amended, (the "Code") that 95% of the Company's REIT taxable income be distributed annually, while retaining for reinvestment in the Company the maximum amount permitted under the Code.

Persons receiving Common Units in the Exchange Offer or pursuant to the Contribution Agreement (including the Grove Companies) are restricted from transferring such Common Units for a period of one year from the completion of the Consolidation Transactions (March 14, 1997). Each Common Unit is redeemable following the first anniversary of the completion of the Consolidation Transactions, for cash (based on the fair market value of the Common Shares at the time of such redemption) or, at the Company's option, it may exchange Common Shares for Common Units on a one-for-one basis, subject to certain antidilution adjustments and exceptions. The Company has granted certain entities and individuals receiving Common Units in connection with the Consolidation Transactions certain registration rights with respect to the Common Shares which such holders of Common Units may receive upon the exchange of their Common Units. Pursuant to a registration rights agreement with holders of Common Units, the Company has agreed to file and generally keep continuously effective, beginning one year after the completion of the Consolidation Transactions, a registration statement covering the issuance of Common Shares upon exchange of Common Units and the resale of such Common Shares.







Business Objectives and Operating Strategies

The Company's primary business objective is to pursue a growth strategy which centers on acquisitions and property redevelopment in the Northeastern United States. This growth strategy, in turn, is intended to increase shareholder value through maximizing investment returns with the use of retained cash in connection with acquisitions to be made by the Company. Toward this end, the Company's distribution policy was changed as described above. The Company plans to reinvest the retained balance of its cash flow in its properties, including property redevelopment and additional property acquisitions, the reduction of outstanding indebtedness and, when appropriate, the repurchase of outstanding Common Shares. The Company's decision to reduce its quarterly cash distribution to Shareholders is not in response to a reduction in earnings (the Company has experienced no such reduction), nor is such decision in response to any other adverse occurrence with respect to the business or operations of the Company. Rather, the Company believes that focusing its distribution and investment philosophy on total return to shareholders, rather than focusing principally on the amount of periodic cash distributions to shareholders, will enhance long-term shareholder value and could reduce the volatility of the market price of the Common Shares.

Management intends to implement its growth strategy by acquiring additional properties which offer solid and steady growth opportunities from affiliates of the Grove Companies or from third party sellers. Management intends to implement its growth strategy by acquiring properties at prices below estimated replacement cost which can generate increased cash flow and long-term investment value from pre-acquisition levels through strategic capital improvements and aggressive property management. It will seek to acquire properties that (i) meet an identified market demand; (ii) are well located and under-performing in improving rental markets; and (iii) are capable of producing a high component of current income through value added/return oriented capital improvements to individual apartment units and property sites, such as adding new amenities, including fitness centers and community rooms, upgrading landscaping and signage and improving the overall curb appeal of the property.

Management believes that its operating strategy will result in growth in Shareholder value through: (i) maximizing investment returns as quickly as possible; (ii) maximizing investment returns through rigorous on-site management which implements an individualized marketing plan for each property responsive to the character of each site, on both a short and long term basis; and (iii) increasing investment yields by making return-oriented capital improvements, which upgrade individual apartment units and property sites and, in turn, promote stable occupancy rates and justify increased rents. Management believes that the use of retained cash in connection with acquisitions to be made by the Company will enhance Shareholder value and return on equity.

Acquisition and Development Strategy

Management believes that the Company, through its common management with the Grove Companies, has available to it an established network of relationships with real estate owners, developers, brokers, lenders, and other institutions, which may provide the Company with access to potential acquisitions prior to them being widely marketed.

An acquisition target should furnish the Company with significant opportunity for increasing property value through rental increases, reducing expenses or a combination of such strategies. Local demographics and economics in the target location should be stable and strong or showing continuing improvement. When analyzing acquisition targets, the Company conducts market surveys consisting of a study of the region, community and trading area. A physical inspection, a review of the resident mix, an assessment of the current vacancies, and a complete rental analysis is performed.

Properties held by affiliates of the Company may satisfy the economic and other criteria which form the basis for the Company's acquisition strategy. The Company expects from time to time to seek to acquire one or more of such properties at such time as it is able to negotiate a fair price.

Redevelopment

The Grove affiliates that previously owned the Original Properties renovated and upgraded such Properties at the time of the purchase, and the Company has since completed additional renovations. The exterior of Hamden Center Apartments has been upgraded, including landscaping, window shutters and the renovation of the entrances to all six buildings. Some building and entrance way roofing was also replaced at Hamden. At Baron Apartments, the landscaping at the entrance of the Property and at the front two buildings was upgraded, and a new rental office was added. New energy efficient lighting was installed in all common areas of Baron Apartments. At all of the Properties, unit interiors are renovated as apartments turn over, including carpet and appliance replacement and new lighting fixtures as necessary. Additionally, at some of the Partnership Properties amenities have been added, including fitness centers, community rooms with large screen televisions and kitchen facilities for entertaining residents and guests, and billiard rooms. The Company intends to undertake and/or continue similar renovations and upgrades in connection with the Partnership Properties.

Future Acquisitions

In the pursuit of its growth strategy, the Company intends to engage in preliminary discussions with potential sellers of multifamily properties, whether affiliates of the Company or third-party sellers.

Management believes that an important strategic target for growth opportunities in the Company's primary market are portfolios of multi-unit apartment communities owned and operated by individuals. The Company believes that a significant portion of New England's multi-unit housing properties is older, and that ownership is very fragmented. Owners of 75- to 150-unit complexes in the Company's market area have advised management of the Company that they would be interested in selling their properties, but they have little or no tax bases remaining in such properties, and such owners have concluded that the potential tax liability which may be incurred by them upon outright sale is prohibitive. By utilizing the Operating Partnership structure, the Company can offer competitive purchase prices to such owners and make payment of such purchase prices in Common Units, thereby deferring all or a portion of an owner's federal income tax liability.

In the event the Company desires to purchase a property from an affiliate, the Company's investment policies require majority approval of the proposed purchase by the Trust Managers independent of the Company (i.e., those who are neither executive officers of the Company nor affiliates of the Grove Companies, the "Independent Trust Managers"). The Charter requires a majority of Independent Trust Managers on the Board at all times.

There can be no assurance that the Company will be able to identify acquisition opportunities, that definitive contracts will be entered into with respect to any prospective acquisitions, or that the Company will acquire any property as to which it enters into a definitive contract.

Cambridge Acquisition

The Company purchased a ninety-two unit multifamily apartment complex known as Cambridge Estates Apartments in Norwich, CT on January 12, 1996 from Grove Cambridge Associates Limited Partnership for $4,250,000.

The acquisition was financed by a first mortgage of $4,500,000 from a Bank. The mortgage is secured by a blanket first mortgage lien on the Cambridge property, and the Dogwood Hills and Hamden Center properties. The transaction provided approximately $220,000 of cash after the purchase of Cambridge and payment of financing costs of approximately $50,000.

Grove Cambridge Associates Limited Partnership is owned 99% by Grove
Norwich Associates Limited Partnership, and 0.5% each by Grove Investment Group, Inc. and Springfield Development Corporation. Grove Norwich Associates Limited Partnership is owned 50% by Messrs. Damon, Brian and Edmund Navarro and 50% by individuals who are not affiliates of the Company. Grove Investment Group, Inc. is owned 100% by Messrs. Damon, Brian and Edmund Navarro. Springfield Development Corporation is owned 100% by individuals who are not affiliates of the Company.

Markets

The Company believes that the existing conditions in the Northeast market present a substantial barrier to new development. The Northeast is defined to include the New England and Mid-Atlantic states. The existing density in the Northeast marketplace limits the amount of developable land. In addition, zoning is administered at the local level, thereby allowing the individual localities to impose their own often restrictive policies within the existing zoning and environmental laws. The lack of developable land as well as the current zoning environment contribute to the overall high cost of construction of apartment communities and corresponding low level of multi-family development.

The Company's Properties are located in in-fill locations which have experienced occupancy rates 200 basis points better than the regional average and approximately 300 basis points better than the national average for 1994 and 1995. The Company expects that the very low vacancy rate of the Properties, combined with relatively low vacancy rates in its markets as a whole, will enable the Company to raise rents at the rate of inflation or higher over the next several years. The rental revenues of the Company's Properties on a pro forma basis, increased 3.5% for the twelve months ended December 31, 1996 as compared with the same period in 1995 and 4.4% for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The following table shows the 1994, 1995 and 1996 vacancy rates of the Company's Properties as compared with the Northeast and the United States.

                                                             VACANCY RATES

                               Company
                              Properties       Northeast *    United States *
1994                             3.8%             7.1%             7.2%
1995                             3.6%             6.9%             7.5%
1996                             3.0%             7.1%             7.7%

                   * Source: Hanley-Wood, U.S. Housing Markets

The Company believes that occupancy levels at its Properties are increasing principally because few new apartment communities are being built in its markets. For the year ended December 31, 1995, the occupancy rate of the Properties was 96.4%, and the rate increased to 97.0% for the year ended December 31, 1996. The Company believes that the lack of new multi-unit housing properties, the low ratio of rental costs relative to income in two of its primary markets and its high occupancy rates should result in higher rental rates and increased appreciation in the value of the Company's assets over the next several years.

Multi-Family

Management believes that the real estate capital shortage resulting from the national and regional banking crisis and from residential property over-building in the 1980's has severely limited the supply of new multi-family properties entering the Northeast marketplace since 1991. The Company expects that the high land costs and high construction costs experienced by many Northeast residential property developers and owners will continue to inhibit new construction in the near term. The Company's resident leases are generally for a one-year term, so that the Company is in a position to increase rents annually if the market is favorable.

Rental Rates and Occupancy

The average physical occupancy rate of the Company's multi-family Properties for the twelve months ended December 31, 1996 was 97.0%. The average monthly rental rate for the multi-family Properties has increased to $.73 per square foot per month for the twelve months ended December 31, 1996 from an average of $.72 per square foot per month for the twelve months ended December 31, 1995. The total commercial rentable space associated with the Properties is 94,255 square feet. The average physical occupancy of the Company's commercial Properties for the twelve months ended December 31, 1996 was 98.0%. The average rent per square foot per month for the Company's commercial Properties has increased to $0.98 per square foot per month for the twelve months ended December 31, 1996 from an average of $0.78 per square foot per month for the twelve months ended December 31, 1995.

Competition

There are numerous housing alternatives that compete with the Properties in attracting residents. The Properties compete directly with other multi-family properties and single family homes that are available for rent in the markets in which the Properties are located. The Properties also compete for residents with the new and existing home market. In addition, the Company competes with other investors for acquisitions and redevelopment projects, and some of these competitors have greater resources than the Company.

Property Management Services

In connection with the Consolidation Transactions, the Company has succeeded to the property management activities of GPS, and the Operating Partnership has acquired all of the assets and liabilities of GPS related to property management activities and the assets utilized to carry them out, constitute the "Management Division" of the Company. Edmund F. Navarro, Vice President/Property Management of the Company, heads the Company's property management team, and substantially all of the employees of GPS have become employees of the Operating Partnership in connection with the Consolidation Transactions.

The Management Division generates all of its fee income from the Properties and those properties owned by the Grove Companies but excluded from the Consolidation Transactions (the "Excluded Properties"). In addition to managing the 1,752 multi-family apartment units and the commercial space in the Properties, the Management Division manages the Excluded Properties, pursuant to management services contracts between the Company and the affiliated limited partnerships that own the Excluded Properties. These properties include 1,507 apartments in 15 multi-family residential projects, and 8 properties consisting of 113,300 square feet of commercial space. The management services agreements provide that the Operating Partnership receives in exchange for its provision of property management services, with respect to each Property or Excluded Property, a fee equal to from 4% to 6% of collected income (excluding interest income). Such management services agreements have terms of one year, and will automatically renew for successive one-year terms if neither party thereto gives notice of termination within 90 days prior to the end of the then current term.

Management Division Operations

The Management Division manages properties utilizing its staff of professional and support personnel, including certified regional property managers, apartment managers, apartment maintenance technicians and leasing agents, and the services of the Accounting Division of the Management Division. As of December 31, 1996, the Management Division's property management personnel consisted of approximately 170 employees. The depth of the Management Division's organization is intended to enable it to deliver quality services on an uninterrupted basis, thereby promoting resident satisfaction and improving resident retention. The services of GPS are important to the Company's implementation of its objective to overhaul management procedures of prior owners of the properties acquired pursuant to its growth strategy. The Management Division has developed, and continues to improve, on-site management programs, accounting systems, marketing systems and resident quality control and retention procedures.

The Management Division's property management staff are employees of the Operating Partnership. The property management team for each Property includes on-site management and maintenance personnel as well as off-site support staff. Property management teams perform leasing and rent collection functions and coordinate resident services. Substantially all personnel are trained extensively and are encouraged, and in certain cases required, to continue their education through Company-designed in-house courses and participation in outside seminars. The focus of the Management Division's on-site management program is to provide prompt, courteous and responsive service to its residents. The
Management Division monitors the responsiveness of its on-site management through various resident surveys. Service request response cards are left in residents' apartments after any maintenance is performed, soliciting resident feedback of the service provided.

Accounting Services

The Accounting Division of the Management Division is managed by Steven Splain, Controller of the Company. The accounting staff audits and monitors each property's financial records, including monthly income and expense reports, bank statement reconciliations, rent rolls and economic occupancy reports and budget compliance. Staff members visit each site on a regular basis to conduct on-site audits and supervise on-site bookkeeping. The information generated during these visits is used by the Management Division's on-site management staff at each site to set personal and team goals which relate to budget and fiscal matters, on a weekly and monthly basis, subject to the supervision of the Management Division.

Property Marketing

The rental marketing personnel of the Management Division are trained to assure that each property is marketable, priced realistically and promoted aggressively. The Management Division uses a full range of promotional tools in its marketing programs: point-of-purchase materials, high quality curb appeal, targeted advertising and resident referrals. Instead of waiting until vacancies occur, the Management Division markets the properties in its management portfolio on a continuous basis. It takes steps necessary to avoid move-outs by quality residents, which include quality customer service throughout the lease term and renewal incentives.

The Management Division has established specific reporting requirements and management guidelines to be applied at each of the Properties. Marketing reports are prepared by on-site property management staff to track each Property's occupancy, lease expiration, prospective resident traffic, unit availability, renewal and rental rates and resident profile information. The Management Division's on-site staff, which consists of property managers, leasing agents, service technicians, porters and landscapers, participates in weekly goal setting sessions to evaluate these marketing reports and examine issues relating to resident underwriting, to evaluate progress, to set the next week's goals and to review financial results. These sessions are supervised by the Management Division's marketing director and regional managers. In this way, the Management Division encourages customer service and team empowerment.

Marketing and leasing procedures established by the Management Division are designed to ensure compliance with all federal, state and local laws and regulations. Individual property marketing plans have been structured by the Management Division to respond to local market conditions. Resident underwriting guidelines for prospective residents comply with the FHA and ADA regulations and are designed to stabilize service levels and cash flow through lower resident turnover. None of the Properties are currently subject to rent control or rent stabilization regulation or deed restrictions. The Company's standard 12-month lease contracts facilitate uniform lease administration relating to rent collections, security deposit dispositions, evictions, repairs and renewals.

Construction Services

An employee of the Operating Partnership functions as a general contractor, supervising the various sub-contractors who perform construction and related services in connection with the redevelopment of the Properties and the Excluded Properties.

Credit Facilities

Initial Credit Facility

The Company entered in June 1994 into a secured an initial credit facility with the Rhode Island Hospital Trust National Bank, which provided the Company with up to $3,000,000 of available credit. The credit facility was not drawn upon, and was terminated in January, 1996 concurrent with the acquisition of the Cambridge Property.

Credit Facility

As part of the Consolidation Transactions, $39.3 million of mortgage indebtedness of 17 of the Properties was refinanced with the Credit Facility. On a pro forma basis as of December 31, 1996, after giving effect to the Consolidation Transactions, including the application of the proceeds from the New Equity Investment and borrowings under the Credit Facility, the aggregate indebtedness of the Properties was approximately $29.3 million, bearing interest at a fixed rate or an effective fixed rate after giving effect to the "Interest Swaps" (as defined below).

The Credit Facility consists of two separate loans: (i) a revolving, acquisition mortgage loan facility of up to $25.0 million (the "Revolving Credit Facility") and (ii) a ten-year term mortgage loan of approximately $15.1 million (the "Long-Term Facility"), each of which is more fully described below. The Revolving Credit Facility is recourse to the Operating Partnership, the Company and the Property Partnerships.







Revolving Credit Facility

On March 26, 1997 a three-year term, Revolving Credit Facility for $25.0 million was entered (subject to a maximum of 60% of the appraised value of the collateral, to be determined from time to time during the term), secured by cross-defaulted first mortgages on nine of the Properties, a collateral assignment of the leases and rents associated with such Properties, a first priority security interest in all personal property located at such properties related to the operation of the real property, and a full guarantee of the Company. Borrowings under the Revolving Credit Facility will bear interest at a floating rate equal to 1.20% per annum above the 30-, 60- or 90-day LIBOR rate. Interest under the Revolving Credit Facility is payable monthly. The Operating Partnership is required to maintain Debt Service Coverage (as defined in the Revolving Credit Facility) of at least 1.60 to 1.0 on the properties that constitute the collateral for the Revolving Credit Facility and to maintain aggregate minimum occupancy for the collateral pool of 90%, with not less than 80% occupancy for any single property. All of the Revolving Credit Facility will be available to supplement net cash generated from the operations of the Operating Partnership to fund future property acquisitions, and up to $4.0 million is expected to be available to fund working capital requirements. The Revolving Credit Facility was not drawn upon at the closing of the Consolidation Transactions. During the term of the Revolving Credit Facility, the Company (as a guarantor thereunder) will be required to maintain a Debt to Tangible Net Worth Coverage (as defined in the Revolving Credit Facility) of less than 1.25 to 1.0 and to distribute to Shareholders not more than 95% of Funds From Operations ("FFO"). Amounts outstanding from time to time under the Revolving Credit Facility may be prepaid without penalty or premium. The loan documents entered into in connection with the Revolving Credit Facility contain such other representations and warranties, conditions and covenants as are customarily found in similar financing documents.

Long-Term Facility

On March 14, 1997, a ten-year term mortgage loan in the approximate amount of $15.1 million, secured by first mortgages on eight of the Properties, collateral assignments of the leases and rents associated with such Properties and a security interest in all personal property and improvements associated with such Properties, was obtained. The Long-Term Facility is cross-collateralized and cross-defaulted, but is non-recourse to the Company and the Operating Partnership except for recourse with respect to waste, misapplication of rents, insurance proceeds and/or condemnation proceeds, environmental problems and liabilities, failure to use property income to pay property expenses and fraud. Under the terms of the Long-Term Facility, neither the borrowers nor any general or limited partners of the borrowers will be permitted to obtain secondary financing or pledge their equity interests in the Properties constituting the collateral toward any other debt. The Long-Term Facility bears interest at a rate equal to the one-month LIBOR rate plus 114 basis points, and interest only is payable monthly throughout the term. The borrowers will not be permitted to prepay amounts outstanding under the Long-Term Facility during the first three years of the term; thereafter, prepayment is permitted without penalty or premium. The Long-Term Facility provides that each Property which constitutes collateral thereunder must be managed by the Company or an affiliate, except that the lender may compel the Company to engage a new manager for any Property if such Property fails to maintain a certain minimum debt service coverage ratio. The loan documents entered into in connection with the Long-Term Facility contain such other representations and warranties, conditions and covenants as are customarily found in similar financing documents.

Interest Rate Protection

In connection with the Long-Term Facility which bears interest at a variable rate, the Operating Partnership entered into two interest rate swaps (the "Interest Swaps") with a third-party lender for a "notional" principal amount equal, in the aggregate, to $15.2 million, to hedge the risk of an increase in interest rates to a variable rate index (one-month LIBOR). The Interest Swaps are separate, stand alone agreements pursuant to which the borrowers and the third party lender have exchanged net future interest payments so that, in effect, the borrowers have fixed their interest rate at a fixed rate. The Interest Swaps, in effect, (i) have fixed $7.6 million of the post-Consolidation Transactions indebtedness of the borrowers at an interest rate of 7.67% for the period from October 1, 1997 through October 1, 2007, and (ii) have fixed an additional $7.6 million of the post-Consolidation Transactions indebtedness of the borrowers at an interest rate of 7.68% from October 1, 1997 through January 4, 2005.





Employees

The Company employs approximately 120 persons, 92 of whom are "on-site" employees. The remaining employees are located at the Company's headquarters in Hartford, Connecticut.

Policies with Respect to Certain Activities

The Company's policies with respect to the following activities have been determined by the Board of Trust Managers and may be amended or revised from time to time at the discretion of the Board of Trust Managers without a vote of the shareholders of the Company. No assurance can be given that the Company's investment objectives will be attained or that the value of the Company will not decrease.

Investment Objectives and Policies

The Company's investment objective is to provide quarterly distribution of a portion of cash available for distribution and achieve long-term capital appreciation through increases in cash flow from operations, reinvestment of retained cash and growth of the Company's portfolio through acquisitions and redevelopment. For a discussion of the Company's growth strategy of property acquisition and redevelopment and related business strategies, see "Business Objectives and Operating Strategies" under this Item 1. The Company's policy is to acquire assets primarily for generation of current income and appreciation in long-term value.

The Company may purchase or lease income-producing multifamily, mixed use, or specialty retail properties for long-term investment, expand and improve the Properties acquired, or sell such Properties, in whole or in part, when circumstances warrant. Any financing or indebtedness of the Properties, or any properties to be acquired by the Company in the future, may be secured by a first mortgage. Any such financing or indebtedness will have a priority over the Common Shares in the event of a forced sale or upon liquidation of any property in the Company's portfolio.

While the Company emphasizes equity real estate investments in multifamily properties, it may, at the discretion of the Board of Trust Managers, invest in shoreline or coastal mixed use buildings, equity real estate investments in other type of properties, mortgages (including participating or convertible mortgages), stock of other REIT's and other real estate interests. The Company does not presently intend to invest in mortgages or stock of other REIT's. The investment by the Company in securities of other REIT's, other concerns engaged in real estate activities or other issuers is subject to the percentage of ownership limitations and gross income tests necessary for REIT qualification.

Dispositions

Management periodically will review the assets in the Company's portfolio. The Company has no current intention to dispose of any Property, or any property that may be acquired in the future, unless the Board of Trust Managers, based in part upon management's periodic reviews, determines that the disposition of such property is in the best interests of the Company.

Financing Policies

The Company intends to maintain a conservative debt-to-total-capitalization ratio of 60% or less. Such ratio presents total debt of the Company as a percentage of the market value of the Common Shares plus consolidated debt. At March 14, 1997, the Company had a debt-to-total market-capitalization ratio of approximately 32% (based on the closing price per Common Share on the American Stock Exchange on such date of $10.05 ($11.875 prior to giving effect to the Stock Split)). The debt-to-total-capitalization ratio will fluctuate with changes in price of the Common Shares (and the issuance of additional Common Shares, or other forms of capital, if any). The Company believes that debt-to-total-capitalization ratio provides an appropriate indication of leverage for a company whose assets are primarily operating real estate. The Company's Declaration of Trust and Bylaws, however, do not limit the amount or percentage of indebtedness that the Company may incur. In addition, from time to time, the Company may modify its debt policy in light of current economic conditions, relative costs of debt and equity capital, market values of its properties, general conditions in the market for debt and equity securities, fluctuations in the fair market prices of the Common Shares, growth and acquisition opportunities and other factors. Accordingly, the Company may increase or decrease its debt-to-total-capitalization ratio beyond the limits described above.

In the event that the Board of Trust Managers determines to raise additional equity capital, the Board has the authority, without approval of the Shareholders, to issue additional Common Shares or Preferred Shares in any manner (and on such terms and for such consideration) it deems appropriate, including exchange for property.

Indebtedness incurred by the Company may be in the form of bank borrowings, purchase money obligations to the sellers of properties, such as the Southington Note, publicly or privately placed debt instruments or financing from institutional investors or other lenders, any of which indebtedness may be unsecured or may be secured by mortgages or other interest in the property owned by the Company. The recourse of the holders of such indebtedness may be to all or any part of the property of the Company or may be limited to the particular property to which the indebtedness relates. The proceeds from any borrowings by the Company must be loaned, on the same terms, to the Operating Partnership

Other Policies

The Company intends to operate in a manner that will not subject it to regulation under the Investment Company Act of 1940. The Company does not intend to (i) invest in the securities of other issuers for the purpose of exercising control over such issuer, (ii) underwrite securities of other issuers or (iii) actively trade in loans or other investments.

The Company may make investments other than as previously described, although it does not currently intend to do so. The Company has authority to purchase or otherwise acquire Common Shares or any of its other securities in the open market or otherwise may engage in such activities in the future. Except in connection with the Consolidation Transactions, the Company has not issued Common Shares or any other securities in exchange for property or any other purpose. The Board of Trust Managers has authorized the repurchase of 100,000 Common Shares; any such repurchase would be taken only in conformity with applicable Federal and state laws and the requirements for qualifying as a REIT under the Code.

The Company has not made any loans to third parties, although it may in the future make loans to third parties, including, without limitation, to the Property Partnerships or other joint ventures in which it participates. The Company has not engaged in trading, underwriting or agency distribution or sale of securities of other issuers, and the Company does not intend to do so in the future. The Company's policies with respect to such activities may be reviewed and modified from time to time by the Board of Trust Manages without the vote of the Shareholders.

At all times, the Company intends to make investments in such a manner as to be consistent with the requirements of the Code to qualify as a REIT unless, because of circumstances or changes in the Code, the Board of Trust Managers, determines to revoke the Company's REIT election.

Regulation

General

Apartment community properties are subject to various law, including regulations relating to recreational facilities such as swimming pools, activity centers and other common areas. The Company believes that under present laws, ordinances and regulations, it has the necessary permits and approvals to operate the Properties.

Americans with Disabilities Act

The Properties and any newly acquired properties must comply with Title III of the ADA to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public areas of the Properties where such removal is readily achievable. The ADA does not, however, consider residential properties, such as multifamily properties, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as a leasing office, are open to the public. Although the Company believes that the Properties substantially comply with all present requirements under the ADA and applicable state laws, final regulations under the ADA have not yet been promulgated. Noncompliance could result in imposition of fines or an award of damages to private litigants. If required changes involve greater expenditures than the Company currently anticipates, or if the changes must be made on a more accelerated basis than it anticipates, the Company's ability to make expected distributions could be adversely affected. The Company believes that its competitors face similar costs to comply with requirements of the ADA.

Fair Housing Amendments Act of 1988

The FHAA requires multifamily properties first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with the FHAA could result in the imposition of fines or an award of damages to private litigants. The Company believes that the Properties that are subject to the FHAA are in compliance with such law.

Rent Control Legislation

State and local rent control laws in certain jurisdictions limit a property owners' ability to increase rents and to recover from residents increases in operating expenses and costs of capital improvements. Enactment of such laws has been considered from time to time in other jurisdictions, although such laws have not been adopted in jurisdictions where the Company's Properties are located. The Company does not presently intend to acquire multifamily properties in markets that are either subject to rental control or in which rent limiting legislation exists.

Environmental Matters

Under various Federal, State and local environmental laws, regulations, and ordinances, a current or previous owner of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by such parties in connection with the contamination. Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos-containing material ("ACMs") when such material are in poor condition or in the event of building remodeling, renovation or demolition. In connection with its ownership and operation of the Properties, the Company may be potentially liable for costs in connection with the matters discussed above.

All of the Properties were subject to Phase I environmental assessments at the time of their acquisition by the respective Grove Companies, which Phase I assessments were intended to discover information regarding, and to evaluate the environmental condition of, the surveyed Properties and surrounding properties. A Phase II Limited Subsurface Investigation was performed at Southington. The Phase I assessments and the Limited Phase II assessment generally included an historical review, a public record review, a preliminary investigation of the site and surrounding properties, screening for presence of ACMs and equipment containing polychlorinated biphenyl's , and underground storage tanks and the preparation and issuance of a written report, but did not include soil sampling or subsurface investigations. In all cases where Phase I assessments resulted in specific recommendation for remedial actions, or maintenance recommendation, the recommended action, or action preferable to the recommended action in the case of Southington, was promptly taken or will be taken. Specifically, and as an example, although the Phase I assessment at Southington recommended that only fittings on two underground fuel oil storage tanks be replaced and removed, Management determined that it is cost-efficient on a long term basis to remove and replace both tanks. The removal of the tanks in was completed in December 1995.

Although the Company is not aware of any environmental liability revealed by the assessments, it is possible that these assessments do not reveal all environmental liabilities or that there are material environmental liabilities that the Company is unaware of. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not require or impose any material expenditures or liabilities in connection with environmental conditions by or on the Company or its Properties, (ii) the current condition of properties in the vicinity of the Properties (such as the presence of underground storage tanks) or actions (or inaction) by third parties unrelated to the Company did not create environmental problems of which the Company is not aware. The Phase I site assessments for the Original Properties indicated that certain amounts of friable (easily crumbled or reduced to powder) ACMs were present at Dogwood Hills, although none were present at Hamden Center or Southington. The site assessment for Dogwood Hills indicated that the ACMs were in such conditions that it did not mandate removal or installation of an operational maintenance program unless renovations were to be undertaken that would disturb such ACMs. The Company has no plans to renovate the interiors of Dogwood Hills which relate to such ACMs, except for painting, which Management believes will improve the encapsulation recommended by the Phase I assessment.

The Company believes that the Properties are in compliance in all material respects with all Federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances, petroleum products and lead paint levels. The Company has not been notified by any governmental authority, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connections with any of the Properties.

Insurance

The Company carries comprehensive liability, fire, extended coverage insurance with respect to all of the Properties, with policy specifications, insured limit and deductibles customarily carried for similar properties. There are, however, certain types of losses that are not generally insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in the affected property, as well as the anticipated future revenues from such property and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss would adversely affect the Company. Management believes that the Properties are adequately insured in accordance with industry standards.

Item 2.  Properties

The Company's executive offices are located at 598 Asylum Avenue, Hartford, Connecticut.

The GREAT Properties

The GREAT Properties consist of four multifamily apartment complexes located in Hamden, Norwich and Southington, Connecticut, with a total of 257 residential apartments. Tenant leases are generally for one year or less, and require security deposits. The GREAT Properties averaged a 97.6% occupancy rate in 1996. No single tenant accounts for more than 10% of the GREAT Properties' total revenues.

In connection with the purchase of the Southington Apartments, the Company assumed a mortgage note which is secured by the Southington Apartments. The acquisition of the Cambridge property was financed by a first mortgage from a Bank which is secured by a blanket first mortgage lien on the Cambridge property, the Dogwood Hills and Hamden Center properties.

                                           Weighted       Occup-
                               Approx.      Average  1996  ancy  Rental  Rental
                     Number    Rental        Unit    Avg.   at   Rates   Rates
Location and            of      Area  Year   Size   Occup-  Feb. Per     Per Sq.
                                              ( Sq   ancy   28,  Unit     Ft.
Property Name         Units  (Sq.Ft.) Built     Ft.) (%)   (%)  1997($)   ($)
-------------         -----  --------------     --------   ---  -------   ---

Norwich, CT
 Cambridge Estates
  Apts ................  92    78,684  1977   855    98.3  100.0  682.27   0.80
Hamden, CT
 Dogwood Hills ........  46    35,512  1978   772    98.2   97.8  724.16   0.94
Apartments
 Hamden Center ........  65    49,140  1968   756    96.7   93.9  639.23   0.85
Apartments
Southington, CT
Baron Apartments ......  54    48,600  1970   900    96.8   98.2  686.25   0.76
---------------------------   ------- -----  ----  ----   ----   ----   ----
Total/Weighted Average  165   211,936         825    97.6   97.8  680.22   0.83
                        ===   =======         ===    ====   ====  ======   ====







The following is a summary by apartment type for each of the GREAT Properties:

                                1 Bedroom         2 Bedroom          Total
                                ---------         ---------          -----
Cambridge Estates Apartments        42                 50               92
Dogwood Hills Apartments            23                 23               46
Hamden Center Apartments            31                 34               65
Baron Apartments                    16                 38               54
                                    --                 --               --
           Total                   112                145              257
                                   ===                ===              ===

New Acquisitions

The Consolidation Transactions resulted in the consolidation of the holdings and/or control by the Company of 19 multi-family residential properties and one neighborhood shopping center, and certain assets and liabilities of GPS.

The following table sets forth certain information with respect to the Partnership Properties acquired, controlled, directly or indirectly, by the Company and the Operating Partnership, as a result of the Consolidation
Transactions:

                                                 No. of Apartments
                                                and/or Commercial   Occupancy at
Name of Property              Location             Square Footage  December 31,
                                                                         1996
----------------              --------             --------------      -------

Avonplace Condominiums        Avon, CT                     145          95.8%
Burgundy Studios Apartments   Middletown, CT               102          99.0%
Arbor Commons                 Ellington, CT      28/4,016 sq. ft.      100.0%
Fox Hill Apartments           Enfield, CT                  168          95.2%
The Longmeadow Shops          Longmeadow, MA       79,012 sq. ft.      100.0%
208-210 Main Street           Manchester, CT     28/9,597 sq. ft.       96.4%
Loomis Manor                  West Hartford, CT             43         100.0%
Dean Estates II Apartments    Cranston, RI                  48          95.8%
Woodbridge Apartments         Newington, CT                 73          97.3%
Royale Apartments             Cranston, RI                  76          94.7%
Colonial Village Apartments   Plainville, CT               104          98.1%
Bradford Commons              Newington, CT                 64          92.2%
Dean Estates Apartments       Taunton, MA                   58          96.6%
Fox Hill Commons              Vernon, CT                    74          94.6%
Park Place West               West Hartford, C              63          96.8%
Van Deene Manor               West Springfield, MA 109/1,630 sq. ft.   100.0%
Security Manor                Westfield, MA                 63         100.0%
Westwynd Apartments           West Hartford, CT             46          97.8%
Ocean Reef Apartments         New London, CT               163          93.9%
Sandalwood Apartments         New London, CT                39          89.7%
                                                     ================

     Total                                            1,752/113,320 sq.ft.
                                                      ===============

Item 3.  Legal Proceedings

Neither the Company nor the Properties are presently subject to any material litigation nor, to the Company's knowledge, is material litigation threatened against the Company or the Properties, other than routine litigation arising in the ordinary course of business and which is expected to be covered by liability insurance.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year covered by this Report to a vote of security holders, through the solicitation of proxies or otherwise.








PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

The Common Shares have traded on the American Stock Exchange ("AMEX") under the symbol "GRE" since June 23, 1994. The Common Shares are also registered on the Boston Stock Exchange. On February 10, 1997, the Company declared the Stock Split. See Item 1, Consolidation Transactions. Amounts indicated below have not been restated to reflect these changes in capital structure. The following table sets forth for the periods indicated the high and low sale prices as reported on the AMEX and the dividends declared by the Company per Common Share for each such period:


1995 Quarter Ending
                                                                 Dividend per
                                         High          Low       Common Share
March 31, 1995                          $8.875        $7.75        $0.2225
June 30, 1995                           $8.750        $8.50        $0.2275
September 30, 1995                      $8.375        $8.00        $0.2275
December 31, 1995                       $8.875        $7.25        $0.2275

1996 Quarter Ending
                                                                 Dividend per
                                         High          Low       Common Share
March 31, 1996                          $10.125      $8.375        $0.2275
June 30, 1996                           $10.000      $9.000        $0.2300
September 30, 1996                      $9.500       $8.875        $0.2300
December 31, 1996                       $9.625       $8.250        $0.2300

Dividends

During 1996, the Company declared dividends totaling $0.9175 per Common Share, or approximately 76.1% of its funds from operations during the year. For 1995 the Company declared dividends totaling $0.9050 per Common Share, or approximately 80.6% of its funds from operations during the year. The payment of dividends by the Company will be at the discretion of the Board of Trust Managers and will depend on numerous factors, including the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors that the Board of Trust Managers deems relevant. See "Business Objectives and Operating Strategies" in Item 1 of this report for a discussion of the Board's recent change in the Company's distribution policy.

Distributions by the Company to the extent of its current and accumulated earnings and profits for Federal income tax purposes generally will be taxable to shareholders as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits (return of capital) will be treated as a non-taxable reduction of a shareholder's basis in the Common Shares to the extent thereof, and thereafter as taxable gain. Dividends that are treated as a reduction of a shareholder's basis in its Common Shares will have the effect of deferring taxation until the sale of such shareholder's Common Shares. Approximately $0.0233 (or 2.5%) of the $0.9175 of dividends declared for 1996 represented a return of capital. Approximately $0.1519 (or 16.8%) of the $0.9050 of dividends declared for 1995 represented a return of capital.

On February 10, 1997, the Company declared the Stock Split. See Item 1, Consolidation Transactions. Per share amounts stated above have not been restated to reflect these changes in capital structure.

See Item 1, Consolidation Transactions, for a discussion of the Company's current distribution policy.







Holders

The approximate number of holders of record of the Company's Common Shares was 39 on December 31, 1996. The Company's transfer agent estimates that the Company has 400 beneficial owners of the Common Shares.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Overview

The following discussion should be read in conjunction with all of the financial statements and notes thereto included elsewhere herein.

On February 10, 1997, the Company declared the Stock Split. Number of shares outstanding, Net income per Common Share, Funds from operations per Common Share, and Cash available for distribution per Common Share have been restated to reflect the Stock Split. Dividends per Common Share have not been restated as it reflects the Company's historical payout rate.

Selected Financial Data

The following table sets forth financial data for the Company for the years ended December 31, 1996 and 1995 on an historical basis. The following data should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Report. The historical operating results of the Company may not be indicative of future operating results of the Company.

Please see table set forth on next page.







                                                            1996           1995
                                                            ----           ----
OPERATING DATA
Revenues:
   Rental income                                      $  2,046,390     1,287,013
   Other income                                             35,849        29,902
                                                   --------------- -------------
      Total revenues                                     2,082,239     1,316,915
                                                   --------------- -------------
Expenses:
   Property operating and maintenance                      655,821       406,227
   Related party management fees                           108,731        66,781
   General and administrative                               66,798        56,363
   Real estate taxes                                       208,302       147,770
   Interest expense                                        394,657        85,103
   Depreciation and amortization                           386,641       216,413
                                                   --------------- -------------
      Total expenses                                     1,820,950       978,657
                                                   =============== =============
Net income                                            $    261,289       338,258
                                                  =============== =============

Net income per Common Share (after Stock Split)            $  0.42          0.55
Dividends per Common Share (prior to Stock Split)             0.92          0.91

Number of shares outstanding (after Stock Split)           620,130       620,130

PROPERTY DATA
Number of properties (at end of period)                          4             3
Number of units (at end of period)                             257           165

OTHER DATA (after Stock Split)
Funds from operations ("FFO")                             $633,031       551,987
FFO per share                                                 1.02           .89
Cash available for distribution ("CAD")                    557,031       526,398
CAD per share                                                  .90           .85

BALANCE SHEET DATA
Real estate assets                                  $    9,798,136     5,392,699
Accumulated depreciation                               (1,049,815)     (694,215)
Total assets                                             9,520,610     5,241,173
Total debt                                               6,038,109     1,538,273
Shareholders' equity                                     3,482,501     3,702,900

Industry analysts generally consider FFO to be an appropriate measure of the performance of an equity REIT. FFO is defined as net income (computed in accordance with generally accepted accounting principals), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization and other non-cash items. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles, and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

CAD is defined as FFO (as defined above) plus depreciation on personal property, less mortgage principal payments and recurring capital improvements. Recurring capital improvements include, but are not limited to, carpet and flooring replacement, appliance replacements, and electrical and plumbing fixture replacement. CAD does not represent cash generated from operating activities in accordance with generally accepted accounting principles, and is not necessarily indicative of cash available to fund cash needs. CAD should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.







Results of Operations

Results of operations for the Company for the year ended December 31, 1996, compared to the year ended December 31, 1995.

Rental and other income increased $765,324 from $1,316,915 to $2,082,239 for the years ended December 31, 1995 and 1996, respectively. Approximately $733,000 of such increase was due to the operations of Cambridge, and the remainder is attributable to the Original Properties. The Original Properties experienced a small decrease in occupancy offset by increases in rental rates, which resulted in increased revenues. The weighted average rental rates increased to $678 for the year ended December 31, 1996 from $660 for the year ended December 31, 1995. Physical occupancy decreased to an aggregate weighted average occupancy of 97.6% for the year ended December 31, 1996 from an aggregate weighted average of 97.8% for the year ended December 31, 1995. Physical occupancy at December 31, 1996 was 98.2%.

Property operations and maintenance expenses increased $249,594 from $406,227 for the year ended December 31, 1995 to $655,821 for the year ended December 31, 1996. Approximately $233,000 of the increase is due to the operations of Cambridge. Additionally, the Original Properties experienced an increase in operating and maintenance expenses due primarily to the harsh winter experienced in the New England area in 1996 compared to the more mild winter experienced in 1995.

General and administrative expenses increased $10,435 from $56,363 to $66,798 for the years ended December 31, 1995 and 1996, respectively. The increase was primarily due to additional expenses related to the acquisition of Cambridge and increased overhead expenses.

Real estate taxes increased $60,532 from $147,770 to $208,302 for the years ended December 31, 1995 and 1996, respectively. Related party management fees increased $41,950 from $66,781 to $108,731 for the years ended December 31, 1995 and 1996, respectively. These increases were due primarily to the acquisition of Cambridge.

Interest expense increased $309,554 from $85,103 to $394,657 for the years ended December 31, 1995 and 1996, respectively. This increase is due to the $4,500,000 mortgage note payable used to finance the acquisition of Cambridge. Depreciation and amortization increased $170,228, primarily as a result of the acquisition of Cambridge.

The Company's net income decreased $76,969 from $338,258 to $261,289 for the years ended December 31, 1995 and 1996, respectively. Approximately $54,000 of the decrease was due to a loss experienced by Cambridge, primarily due to depreciation and amortization associated with Cambridge. The decrease in net income for the Original Properties of approximately $23,000 was due to an increase in property operating and maintenance expenses as discussed above.

Liquidity and Capital Resources

Cash and cash equivalents totaled $381,340 as of December 31, 1996. The Company's long-term debt-to-market capitalization on December 31, 1996 was approximately 55% based on total market capitalization of $10,918,578 and long-term debt of $5,668,578.

Cash provided by operating activities increased $133,375 from $585,144 to $718,519 for the years ended December 31, 1995 and 1996, respectively, primarily due to the increase in depreciation and amortization of $170,228 upon the acquisition of Cambridge and from the operations of Cambridge.

Cash used in investing activities increased $203,425 from $99,002 to $302,427 for the years ended December 31, 1995 and 1996, respectively, due primarily to the costs associated with the Consolidation Transactions of $174,079.

Net cash used in financing activities decreased $99,952 from $518,429 to $418,477 for the years ended December 31, 1995 and 1996, respectively. On January 12, 1996 Cambridge was purchased from Grove Cambridge Associates Limited Partnership for $4,250,000. The acquisition was 100% financed by a first mortgage of $4,500,000 from a bank. The transaction provided the Company with approximately $220,000 of cash after the purchase of Cambridge and payment of financing and other closing costs of $50,000. This increase in cash was offset by repayments of the associated mortgage payable of $58,961 and the increase in payments to affiliates of $55,409.

On December 16, 1996 the Company declared a dividend of $0.23 per share. The dividend was paid on January 15, 1997 to Shareholders of record on December 24, 1996. On September 13, 1996, the Company declared a dividend of $0.23 per share, payable on October 17, 1996 to Shareholders of record on September 25, 1996. On May 17, 1996, the Company declared a dividend of $0.23 per share, payable on July 17, 1996 to Shareholders of record on June 26, 1996. On March 21, 1996 the Company declared a dividend of $0.2275 per share payable of April 16, 1996 to Shareholders of record on March 26, 1996. Dividends declared during the year of $0.9175 per Common Share resulted in a 76.1% payout of FFO for the year ended December 31, 1996.

The Company intends to meet its short term liquidity requirements through cash flow provided by operations. The Company considers its ability to generate cash to be adequate, and expects it to continue to be adequate to meet operating requirements and pay shareholder dividends in accordance with REIT requirements. The Company expects to finance acquisitions using the Revolving Credit Facility. Additionally, the Company may also use other sources of capital to finance additional acquisitions including, but not limited to, the selling of additional equity interest in the Company, non-distributed Funds From Operations, the issuance of debt securities, and exchanging Common Shares or Common Units for properties or interest in properties. See Item 1, Credit Facility, for a discussion of the new financing related to the Consolidation Transactions.

Funds from Operations

Industry analysts generally consider FFO an appropriate measure of performance of an equity REIT. FFO is defined as net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of properties, plus depreciation and amortization and other non-cash items. The Company believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income as presented in the audited financial statements and information included elsewhere in this Report. FFO do not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indication of the Company's performance or as an alternative to cash flow as a measure of liquidity.

FFO  increased  $81,044  from  $551,987 in 1995 to  $633,031 in 1996.  Dividends declared for the year ended December 31, 1996 were $481,688, representing 76.09% of funds from operations. Dividends declared for the year ended December 31, 1995 were $475,125, representing 87.5% of funds from operations. The increase in FFO is primarily due to the operations of Cambridge.

Cash Available for Distribution

CAD is defined as FFO (as defined above) plus depreciation on personal property, less mortgage principal payments and recurring capital improvments. Recurring capital improvements include, but are not limited to, carpet and flooring replacement, appliance replacements, and electrical and plumbing fixture replacement. The Company believes that in order to facilitate a clear understanding of its operating results, CAD should be examined in conjunction with net income as presented in the audited financial statements and information included elsewhere in this Report. CAD does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. CAD should not be considered as an alternative to net income as an indication of the Company's performance or as an alternative to cash flow as a measure of liquidity.

CAD  increased  $30,633  from  $526,398 in 1995 to  $557,031 in 1996.  Dividends declared for the year ended December 31, 1996 were $481,688, representing 86.47% of cash available for distribution. Dividends declared for the year ended December 31, 1995 were $475,125, representing 90.26% of cash available for distribution. The increase in CAD is primarily due to the operations of Cambridge.







Inflation

Substantially all of the leases at the GREAT Properties are for a term of one year or less which may enable the Company to seek increased rents upon renewal or reletting. Such short-term leases generally lessen the risk to the Company of the potential adverse effects of inflation.

Item 7.  Financial Statements

Financial statements and supplementary financial information are contained on pages F-1 to F-18 of this report.

Item 8. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

The Company dismissed BDO Seidman, LLP as its independent public accountants effective August 16, 1996.

During the Company's two fiscal years ended December 31, 1995 and the subsequent interim period from January 1, 1996 to August 16, 1996, there were no disagreements with the former accountants on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure. The former accountants' report on the financial statements of the Company for each of the two fiscal years ended December 31, 1995 was unqualified.

The Company engaged Ernst & Young, LLP as its new independent public accountants effective with the dismissal of it former accountants. During the Company's two fiscal years ended December 31, 1995 and the subsequent interim period form January 1, 1996 to August 16, 1996, there were no consultations with the newly engaged accountants with regard to either the application of accounting principles as to any specific transaction, either completed or contemplated, the type of audit opinion that would be rendered on the Company's financial statements, or any matter of disagreements with the former accountants.

The decision to change accountants was approved by all members of the Board of Trust Managers of the Company.








PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information required by this Item 9 will be incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A promulgated under the Securities and Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1996.

Item 10.  Executive Compensation

The information required by this Item 10 will be incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A promulgated under the Securities and Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1996.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 11 will be incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A promulgated under the Securities and Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1996.

Item 12.  Certain Relationships and Related Transactions

The information required by this Item 12 will be incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A promulgated under the Securities and Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1996.

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibits

 (a) (1) Financial Statements:

The  financial   statements  listed  in  the  accompanying  Index  to  Financial
Statements and Supplementary Data at page F-1 are filed as part of this Report.

(a) (2) Financial Statement Schedules:

No schedules are required.

(a) (3) Index to Exhibits:

See Index to Exhibits on page E-1 and E-2

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            REGISTRANT:


                              GROVE PROPERTY TRUST

Date:  March 31, 1997                       By:/s/ Joseph R. LaBrosse
                                               ----------------------
                                            Name:    Joseph R. LaBrosse
                                            Title:   Chief Financial Officer,
                                                     Secretary, Treasurer, and
                                                     Trust Manager


In accordance with the Exchange Act, of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Name                                Title                                 Date

                        Chairman of the Board of Trust Managers,
/s/ Damon D. Navarro    President, and Chief Executive Officer
Damon D. Navarro       (Principal Executive Officer)             March 31, 1997



                         Chief Financial Officer, Secretary,
                         Treasurer, and Trust Manager
/s/ Joseph R. LaBrosse   (Principal Financial and
Joseph R. LaBrosse       Accounting Officer)                     March 31, 1997



/s/ James F. Twadell    Trust Manager                            March 31, 1997
--------------------
James F. Twaddell



/s/ J. Joseph  Garrahy     Trust Manager                      March 31, 1997
----------------------
J. Joseph Garrahy



/s/ Harold Gorman          Trust Manager                       March 31, 1997
------------------
Harold Gorman

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The following financial statements of the Registrant and its subsidiaries required to be included in Item 13(a)(1) are listed below:

GROVE PROPERTY TRUST
                                                                        Page
                                                                        ----
 Report of Independent Certified Public Accountants F-2 - F-3 Balance Sheet as of December 31, 1995 F-4 Income Statements for the years ended December 31, 1996 and 1995 F-5 Statements of Shareholders' Equity for the years ended
   December 31, 1996 and 1995                                            F-6
 Statements of Cash Flows for the years ended December 31, 1996
   and 1995                                                              F-7
 Notes to Financial Statements                                       F-8 - F-14

REPORT OF INDEPENDENT AUDITORS

The Shareholders and Board of Trust Managers
Grove Property Trust

We have audited the accompanying  balance sheet of Grove Property Trust as of December 31, 1996 and the related statements of income, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurances about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above fairly, in all material respects, the financial position of Grove Property Trust at December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


  /s/Ernst & Young
-----------------------------------
Ernst & Young, LLP


Hartford, Connecticut
February 28, 1997

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Shareholders and Board of Trust Managers of
  Grove Property Trust
Hartford, Connecticut

We have audited the accompanying statements of income, shareholders' equity, and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurances about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above fairly, in all material respects, the results of its operations and cash flows of Grove Property Trust for the year ended December 31, 1995 in conformity with generally accepted accounting principles.



/S/BDO Seidman
--------------

BDO Seidman, LLP


January 30, 1996

New York, New York

                        GROVE PROPERTY TRUST
                          BALANCE SHEETS
                                                                    December 31,
                                                                        1996
                              ASSETS
Real estate assets:
        Land .................................................      $   920,293
        Buildings and improvements ...........................        8,528,075
        Furniture, fixtures and equipment ....................          349,768
                                                                    -----------
                                                                      9,798,136
        Less - accumulated depreciation ......................       (1,049,815)
                                                                    -----------
                Net real estate assets .......................        8,748,321

Cash and cash equivalents ....................................          381,340
Cash - resident security deposits ............................          157,537
Deferred charges, net of accumulated amortization
     of $5,762 and $11,736, respectively .....................          222,930
Other assets .................................................           10,482
                                                                    -----------

 Total assets ................................................      $ 9,520,610
                                                                    ===========
               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
        Mortgage notes payable ...............................      $ 5,668,578
        Accounts payable, accrued expense and other ..........           72,054
        Due to affiliates ....................................           19,190
        Resident security deposits ...........................          157,537
        Dividends payable ....................................          120,750
                                                                    -----------

Total liabilities ............................................        6,038,109
                                                                    -----------

Commitments and subsequent event .............................             --

Shareholders' equity:
        Preferred shares, $.01 par value per share,
            4,000,000 shares authorized; no shares
            issued or outstanding ............................             --
        Common shares, $.01 par value per share,
            10,000,000 shares authorized; 525,000
            shares issued and outstanding ....................            5,250
        Additional paid-in capital ...........................        3,913,176
        Distributions in excess of earnings ..................         (435,925)
                                                                    -----------

Total equity .................................................        3,482,501
                                                                    -----------


Total liabilities and shareholders' equity ...................      $ 9,520,610
                                                                    ===========

                              GROVE PROPERTY TRUST
                                INCOME STATEMENTS




                                              Year Ended December 31,
                                          -------------------------------

                                               1996            1995

Revenues:
    Rental income .......................   $2,046,390   $1,287,013
    Interest and other income ...........       35,849       29,902
                                                ------       ------

        Total revenues ..................    2,082,239    1,316,915
                                             ---------    ---------



Expenses:
    Property operating and maintenance ..      655,821      406,227
    Real estate taxes ...................      208,302      147,770
    Related party management fees .......      108,731       66,781
    General and administrative ..........       66,798       56,363
                                                ------       ------

        Total expenses ..................    1,039,652      677,141
                                             ---------      -------


                                             1,042,587      639,774

Interest expense ........................      394,657       85,103
Depreciation and amortization ...........      386,641      216,413
                                               -------      -------


Net income ..................               $  261,289   $  338,258
                                            ==========   ==========




Net income per common share ............   $     0.42   $     0.55
                                           ==========   ==========


Weighted average number of shares .......     620,130      620,130
                                              =======      =======

                        GROVE REAL ESTATE ASSET TRUST
                        STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)




                                                       Additional  Distributions
                                              Common     Paid-in    in Excess of
                                              Shares     Capital     Net Income
                                              ------     -------     ----------

Shareholders' equity, January  1, 1995....  $   5,250    3,913,176    (78,659)
        Net income ......................                             338,258
        Declared dividends ..............                            (475,125)
                                             --------   ---------    --------
Shareholders' equity, December 31, 1995         5,250    3,913,176   (215,526)
        Net income                                                    261,289
        Declared dividends..............                             (481,688)
                                             --------   ---------    ---------
Amounts at September 30, 1996 (unaudited)  $   5,250    3,913,176    (435,925)
                                            =========    =========    ========

                             See accompanying notes

                              GROVE PROPERTY TRUST
                            STATEMENTS OF CASH FLOWS
                                                       Year Ended December 31,
                                                 -------------------------------
                                                           1996        1995
                                                           ----        ----

Cash flows from operating activities:
 Net income ........................................... $261,2$9     $338,258
 Adjustments to reconcile net income to net cash
 provided by operating activities:
       Depreciation and amortization ..................  386,641      216,413
       Imputed interest - mortgage ....................   37,508       34,892
       (Increase) decrease in other assets ............   (7,670)       4,472
       Increase (decrease) in accounts payable, accrued
               expenses and other .....................   40,751       (8,891)
                                                         ------       ------

             Net cash provided by operating activities   718,519      585,144
                                                         -------      -------
Cash flows from investing activities:
 Deferred charges ..................................... (174,079)        --
 Other ................................................   (2,714)        --
 Additions to real estate assets ...................... (125,634)     (99,002)
                                                        --------      -------

             Net cash used in investing activities .... (302,427)     (99,002)
                                                        --------      -------
Cash flows from financing activities:
 Net proceeds from mortgage payable on acquisition ....  220,198         --
 Financing costs ......................................  (21,000)     (23,000)
 Repayment of mortgage payable ........................  (58,961)        --
 Payments to affiliates ...............................  (78,338)     (22,929)
 Dividends paid ....................................... (480,376)    (472,500)
                                                        --------     --------

                  Net cash used in financing activities (418,477)    (518,429)
                                                        --------     --------
Net decrease in cash and cash equivalents .............   (2,385)     (32,287)

Cash and cash equivalents, beginning of period ........  383,725      416,012
                                                         -------      -------


Cash and cash equivalents, end of period .............. $381,340     $383,725
                                                         =======      =======

                              GROVE PROPERTY TRUST

                          Notes To Financial Statements

1.   FORMATION AND BUSINESS OF THE COMPANY

     Grove Property Trust (the "Company" or "GPT"), formerly Grove Real Estate Asset Trust ("GREAT") was organized in the State of Maryland on April 4, 1994, as a Real Estate Investment Trust ("REIT"). As of December 31, 1996, the Company operated four properties with a total of 257 residential apartments. The Company purchased three properties, (the "Original
     Properties") on June 23, 1994, and the fourth property was acquired in January 1996 (collectively, the "Properties").

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments with an original maturity of three months or less at the time of the purchase to be cash equivalents.

     Real Estate Assets and Depreciation

     The Original Properties were recorded at their historical cost due to the controlling relationship between the principals of the entities previously operating the Properties (the "Grove Affiliates"). The portion of the purchase price attributable to the net assets acquired from Grove Affiliates exceeds their amortized historical cost. Accordingly, the excess amount is reflected as a decrease in equity for accounting purposes. All real estate assets purchased subsequent to the initial acquisitions have been recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (7 to 27.5 years).

     Long-Lived Assets

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" (FAS No. 121), which requires long-lived assets to be reviewed for impairment when events or circumstances indicate that an impairment might exist. When an impairment indicator is present, assets must be grouped at the lowest level for which there are identifiable cash flows. If the sum of the undisclosed cash flows is less than the carrying amounts of the assets, an impairment loss must be recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amount. To date, no losses have been recognized.

     Per Share Data

     Net income per common share is based on the weighted average number of shares outstanding during each year. Common stock equivalents (options and warrants) did not have a dilutive effect on net income per share for any year presented. On February 10, 1997, the Board of Trust Managers of the Company declared a stock dividend aggregating 26,250 Common Shares and the concurrent effectuation of a 1.125-for-one common stock split. All shares outstanding and per share amounts have been restated to reflect these changes in capital structure.
                                      F-8

     Stock-Based Compensation

     Effective in fiscal year 1996, the Company adopted Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." This statement defines a fair value based method of accounting for employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans in accordance with Accounting Principle Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. The company has elected to continue to account for its employee stock compensation plans under APB No. 25.

     Income Taxes and Dividends

     The Company has made the election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). A REIT will generally not be subject to federal income tax to the extent it distributes at least 95% of its taxable income to its shareholders and complies with other requirements. Accordingly, no provision has been made for federal income taxes for the Company in the accompanying financial statements. Even though the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income, if any. Shareholders are taxed on dividends declared and must report such dividends as either ordinary income, short term gains, long term gains, or as a return of capital. The federal income tax characteristics of dividends paid by the Company consisted of:

                                               1996        1995
                                              --------   ------
     Ordinary income                          97.46%       83.22%
     Return of principal                       2.54%       16.78%

     Advertising

     The Company expenses advertising costs as incurred. Advertising costs were $24,000 and $17,000 in 1996 and 1995, respectively.

     Deferred Charges

     Deferred charges, consisting principally of loan costs and UPREIT costs, are amortized on a straight line basis over the term of the related obligation.

     Rental Income

     Rental income attributable to leases is recognized on a straight-line basis over the term of the leases, which are generally for one year.

3.   Acquisition

     On January 12, 1996, the Company purchased the assets and operations of Grove Cambridge Associates Limited Partnership ("Cambridge"), a ninety-two multifamily apartment complex located in Norwich, Connecticut, for
     $4,250,000, which was funded with a $4,500,000 mortgage note payable. The results of Cambridge's operations have been combined with those of the Company since the date of acquisition.

     The unaudited pro forma information for the period set forth below gives effect to the transaction as if it had occurred at the beginning of the period. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time. The pro forma results for 1996 are not materially different from the reported amounts.

     Pro Forma Year Ended December 31, 1995:

     Revenues                               $2,079
     Net income                                278
     Net income per common share            $ 0.45

4.   MORTGAGE NOTES PAYABLE

     Mortgage notes payable consist of the following:

                                                  1996
       Southington Apartments note           $  1,227,539
       Cambridge Estates note                   4,441,039
                                                ---------
            Total                            $  5,668,578
                                                =========

     The mortgage note on the Southington Apartments property which has a face amount of $1,250,000, has an imputed interest rate of 7.25% due in monthly interest payments of $4,167 through June 1997 and monthly principal and interest payments of $8,527 through July 2013. The note is collateralized by the property and 15% of the face amount is guaranteed by certain executive officers and shareholders of the Company.

     The Cambridge note payable had an original principal balance of $4,500,000 with interest payable at 7.04%. Monthly principal and interest payments of $31,920 are due through January 2006. The note is collateralized by the Cambridge property and by first mortgage liens on two additional properties.

     Aggregate annual maturities of mortgage notes payable are as follows:

               Years ending December 31,

                         1997                  $
                                                     54,512
                         1998                        86,056
                         1999                        92,418
                         2000                       102,579
                         2001                       110,951
                      Thereafter                  5,222,062
                                                  ---------
                         Total                  $ 5,668,578
                                                 ==========

     Interest paid was $379,666 and $84,892 in 1996 and 1995, respectively.

5.   INITIAL CREDIT FACILITY

     The Company entered into a Initial Credit Facility concurrent with its initial public offering ("IPO") in 1994 (IPO). The Credit Facility, which provided for up to $3.0 million in borrowings, was expected to be used to finance acquisitions of properties, re-development and renovation costs and expenses, and for working capital purposes related to future acquisitions. The Credit Facility was not drawn upon, and was terminated in January 1996.

6.   1994 STOCK OPTION PLAN

     The Company has adopted a stock option plan (the "Plan") for key employees and non-employees of the Company. Options are granted at the market price of the Company's common stock on the date of grant, become exercisable in increments of 33 1/3% per year on each of the first three anniversaries of the date of grant and have a maximum term of ten years. At December 31, 1996, no options had been exercised. Information regarding the Company's stock option plan is summarized below.

                                     1996                         1995
                           --------------------------    ----------------------
                                            Weighted                  Weighted
                                             Average                   Average
                                             Exercise                  Exercise
                             Options          Price      Options        Price
                             -------          -----      -------        -----
 Outstanding at beginning
     of year                   69,689       $   9.31        66,146     $    9.42
 Granted                       48,428       $   7.29         3,543     $    7.20
                               ------                      -------
 Outstanding at end
   of year                    118,117       $   8.48        69,689     $    9.31
                              =======                       ======

 Options exercisable at
   end of year                 45,272       $   9.36        22,049     $    9.42
                               ======                       ======

     The Company accounts for stock option grants under its Plan in accordance with APB No. 25. Accordingly, no compensation cost has been recognized for stock option grants since the options have exercise prices equal to the market value of the Company's common stock at the date of grant. The pro forma compensation cost for the Company's Plan determined in accordance with FAS No. 123 was not material for 1996 and 1995.

7.   UNDERWRITER WARRANTS

     In conjunction with the IPO, the managing underwriter was granted Underwriter Warrants to purchase 47,248 Common Shares. The Underwriter Warrants are exercisable at $11.31 per Common Share and expire in June 1999. No warrants have been exercised as of December 31, 1996.

8.   RELATED PARTY TRANSACTIONS

     Management Fee

     On June 23, 1994, the Company entered into a Management Agreement (the "Agreement") with Grove Property Services Limited Partnership ("GPS), an affiliated company which provides operating and support functions requisite to the operation of the Properties. The Agreeement provides for a management fee equal to 5% of gross monthly revenues, as defined, and expires June 30, 1997. Management fees incurred in 1996 and 1995 were $108,731 and $66,781, respectively.

     Operating Expenses and Non-Operating Expenses

     Certain operating and non-operating expenses include amounts allocated to the Company by GPS. These charges reflect an allocation of the cost of services required by the Company, which are outside the scope of services customarily included in the property management fees. Total costs of $10,952 and $0 were allocated in 1996 and 1995, respectively.

     Rent to Related Party

     The Company's executive offices are leased from an affiliated company for $500 per month under a three year lease which expires in June 1997; rent expense related thereto was $6,000 in 1996 and 1995.

9.   FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts payable and mortgage notes payable approximate their fair value based on anticipated cash flows and current market conditions.

10.  SUBSEQUENT EVENT

On March 14, 1997, GPT completed a series of transactions pursuant to which the Company was transformed into a self-administered and self-managed REIT with control over a portfolio of 23 multi-family residential projects and a neighborhood shopping center in the Northeastern United States. A summary of the steps involved in these Consolidation Transactions are as follows:

      GPT formed an Operating Partnership to serve as the vehicle for the consolidation of ownership and/or control of the operations and assets of the Company.

      Pursuant to an Exchange Offer, the Operating Partnership purchased from the Limited Partners of certain Property Partnerships, the outstanding partnership units of each of the Property Partnerships in exchange for Common Units of the Operating Partnership, or, in certain circumstances, cash. The number of Common Units received by a Limited Partner was calculated based upon such partners' interest in the applicable partnership as applied to the value of the property partnership associated therewith.

      Immediately prior to the consummation of the Consolidation Transactions, GPT declared and issued a stock dividend aggregating 26,250 Common Shares and concurrently effected a stock split of 1.125 to 1, thereby issuing on a pro rata basis a total of 95,130 Common Shares to the holders of the currently issued and outstanding Common Shares.

      GPT issued 3,333,333 Common Shares to new equity investors in exchange for $30 million of new equity T investments.

      Pursuant to a Contribution Agreement among GPT, certain companies and individuals affiliated with GPT (the "Grove Companies") and the Operating Partnership, substantially all of the assets and operations of GPT, the management services division of Grove Property Services Limited Partnership and the Grove Companies' interests in the acquired Property Partnerships were transferred to the Company.

     In exchange for the above, the Grove Companies received an aggregate of 904,867 Common Units in the Operating Partnership and a cash payment of $177,669 from GPT, and GPT received 620,130 Common Units in the Operating Partnership. Additionally, GPT contributed to the Operating Partnership the gross proceeds received from new equity investments in exchange for a number of additional Common Units equal to the number of Common Shares issued by GPT to the new equity investors.

      In connection with the Consolidation Transactions, the Operating Partnership entered into a three-year secured revolving acquisition and working capital facility of approximately $25 million and an approximately $15.1 million ten-year term mortgage loan.

     The Company will use a portion of the proceeds from the new equity investment, together with borrowings under the new credit facilities to paydown or refinance approximately $39.3 million of mortgage indebtedness of the Property Partnerships and to acquire certain minority interests in certain of the Property Partnerships.

The following unaudited pro forma information for the year ended December 31, 1996 and 1995 is presented as if the Consolidation Transactions had occurred at the beginning of 1995. The unaudited information does not purport to represent what GPT's results of operations would have actually been if such transactions, in fact, had occurred on January 1, 1995, nor does it purport to represent the results of operations for future periods.

                                              1996         1995
                                              ----         ----
Revenues                                  $ 16,185     $  15,120
Net income before extraordinary items          2,335         482
Earnings per share                         $    0.59   $    0.19

The following unaudited pro forma balance sheet information as of December 31, 1996 is presented as if the Consolidation Transactions occurred on that date

Real estate assets                         $ 63,624
Total assets                                 70,207
Total debt                                   34,094
Shareholders' equity                         36,113

                                  EXHIBIT INDEX


Exhibit
 No        Exhibit                                                     Page No.
-----      -------                                                     -------
3.1 Third Amended and Restated Declaration of Trust of the Registrant. Incorporated by reference from Exhibit No. 3.1 to Current
      Report on Form 8-K filed March 31, 1997, File No. 1-13080.

3.2 Amended and Restated By-laws of the Registrant. Incorporated by reference from Exhibit No. 3.2 to Current Report on Form 8-K filed March 31, 1997, File No. 1-13080.

10.1 Securities Purchase Agreement, dated March 14, 1997, between the Registrant and Morgan Stanley Group Inc. Incorporated by reference from Exhibit No. 10.1 to Current Report on Form 8-K filed March 31, 1997, File No. 1-13080.

10.2 Securities Purchase Agreement, dated March 14, 1997, between the Registrant and ABKB/LaSalle Securities Limited. Incorporated by reference from Exhibit No. 10.2 to Current Report on Form 8-K filed March 31, 1997, File No. 1-13080.

10.3 Form of Securities Purchase Agreement executed by other Investors in the Private Placement. Incorporated by reference from Exhibit No. 10.3 to Current Report on Form 8-K filed March 31, 1997, File No. 1-13080.

10.4 Registration Rights Agreement executed by the Investors. Incorporated by reference from Exhibit No. 10.4 to Current Report on Form 8-K filed March 31, 1997, File No. 1-13080.

10.5 Multifamily Note, dated March 14, 1997, among Citicorp Real Estate, Inc., GR-Properties III Limited Partnership, Foxwoodburg, L.P., Grove-Westfield Associates Limited
     Partnership, Grove-West Springfield Associates Limited Partnership and GR-Westwynd Associates Limited Partnership. Incorporated by reference from Exhibit No. 10.5 to Current Report on Form 8-K filed March 31, 1997, File No. 1-13080.

10.6 Cash Management Agreement, dated as of March 14, 1997, among Citicorp Real Estate, Inc., GR-Properties III Limited Partnership, Foxwoodburg, L.P., Grove-Westfield Associates Limited Partnership, Grove-West Springfield Associates Limited Partnership and GR-Westwynd Associates Limited Partnership. Incorporated by reference from Exhibit No.
     10.6 to Current  Report on Form 8-K filed  March 31,  1997,
     File No. 1-13080.

10.7 Form of Multifamily Open-End Mortgage Deed, Assignment of Rents and Security Agreement, executed by Citicorp Real Estate, Inc. and each of GR-Properties III Limited Partnership, Foxwoodburg, L.P., Grove-Westfield Associates Limited Partnership, Grove-West Springfield Associates Limited Partnership and GR-Westwynd Associates Limited Partnership. Incorporated by reference from Exhibit No. 10.7 to Current Report on Form 8-K filed March 31, 1997, File No. 1-13080.

10.8 Pledge Agreement, dated as of March 14, 1997, between the Operating Partnership and Citicorp Real Estate, Inc. Incorporated by reference from Exhibit No. 10.8 to Current Report on Form 8-K filed March 31, 1997, File No. 1-13080.

10.9 Registration Rights Agreement, dated March 14, 1997, between the Registrant and certain partners of the Operating Partnership. Incorporated by reference from Exhibit No. 10.9 to Current Report on Form 8-K filed March 31, 1997, File No. 1-13080.

10.10 1994 Share Option Plan. Incorporated by reference from Exhibit No. 10.16 to Registration Statement on Form SB-2, File No. 33-76732.
10.11 1996 Share Incentive Plan, dated March 14, 1997. Incorporated by reference from Exhibit No. 10.10 to Current Report on Form 8-K filed March 31, 1997, File No. 1-13080.

10.12 Pledge Agreement, dated March 14, 1997, among Damon Navarro, Brian Navarro, Edmund Navarro, Joseph LaBrosse, Gerald McNamara, National Realty Services Limited Partnership, GIG, Burgundy Associates Limited Partnership, Grove Equity Partnership, Grove Holding Co. Inc. and the Registrant. Incorporated by reference from Exhibit No. 10.11 to Current Report on Form 8-K filed March 31, 1997, File No. 1-13080.

10.13 Noncompetition Agreement among the Registrant, the Operating Partnership, National Realty Services Limited Partnership, GIG and Burgundy Associates Limited Partnership. Incorporated by reference from Exhibit No. 10.12 to Current Report on Form 8-K filed March 31, 1997, File No. 1-13080.

10.14 Form of Noncompetition Agreement executed by each of Damon Navarro, Brian Navarro, Joseph LaBrosse, Edmund Navarro and Gerald McNamara. Incorporated by reference from Exhibit No. 10.13 to Current Report on Form 8-K filed March 31, 1997, File No. 1-13080.

10.15 Employment Agreement, dated March 14, 1997, between the Registrant and Damon Navarro. Incorporated by reference from Exhibit No. 10.14 to Current Report on Form 8-K filed March 31, 1997, File No. 1-13080.

10.16 Employment Agreement, dated March 14, 1997, between the Registrant and Brian Navarro. Incorporated by reference from Exhibit No. 10.15 to Current Report on Form 8-K filed March 31, 1997, File No. 1-13080.

10.17 Employment Agreement, dated March 14, 1997, between the Registrant and Edmund Navarro. Incorporated by reference from Exhibit No. 10.16 to Current Report on Form 8-K filed March 31, 1997, File No. 1-13080.

10.18 Employment Agreement, dated March 14, 1997, between the Registrant and Joseph LaBrosse. Incorporated by reference from Exhibit No. 10.17 to Current Report on Form 8-K filed March 31, 1997, File No. 1-13080.

10.19 Employment Agreement, dated March 14, 1997, between the Registrant and Gerald McNamara. Incorporated by reference from Exhibit No. 10.18 to Current Report on Form 8-K filed March 31, 1997, File No. 1-13080.

10.20 Form of Contribution Agreement among Grove Real Estate Asset Trust, Grove Operating, L.P. and certain other parties. Incorporated by reference from Exhibit No. 10.1 to Current Report on Form 8-K filed February 13, 1997, File No. 1-13080.

10.21 Form of Agreement of Limited Partnership of Grove Operating, L.P., among Grove Real Estate Asset Trust and the other partners named therein. Incorporated by reference from Exhibit No. 10.2 to Current Report on Form 8-K filed February 13, 1997, File No. 1-13080.

10.22 Form of Indemnification Agreement by and between GREAT, the Trust Managers and the Executive Officers. Incorporated by reference from Exhibit No. 10.18 to Registration Statement on Form SB-2, File No. 33-76732.
10.23 Assumption of Mortgage Deed and Security Agreement made June 23, 1994 by and among Southington Baron Limited Partnership, Charles D. Gersten, Ada
      C. Berin, Grove Real Estate Asset Trust, Damon D. Navarro and Brian A. Navarro. Incorporated by reference from Exhibit No. 10.22 to Annual Report on Form 10-KSB for the year ended December 31, 1994, File No. 1-13080.

10.24 Mortgage Note from Southington Baron Limited Partnership to Charles D. Gersten and Ada C. Berin dated June 8, 1993 in the original principal amount of $1,250,000. Incorporated by reference From Exhibit No. 10.23 to Annual Report on form 10-KSB for the year ended December 31, 1994, File No. 1-13080.

10.25 Purchase and Sale Agreement between Grove Real Estate Asset Trust and Grove Cambridge Associates Limited Partnership. Incorporated by reference from Exhibit No. 1 to Current Report on Form 8-K filed October 30, 1995, File No. 1-13080.

10.26 Mortgage Note from Grove Real Estate Asset Trust to First Union Bank of Connecticut dated January 11, 1996 in the principal amount of $4,500,000. Incorporated by reference from Exhibit No. 10.25 to Annual Report on Form 10-KSB for the year ended December 31, 1995, File No. 1-13080.

16.1  Letter of former Accountants.  Incorporated by reference from Exhibit No.
      16.1 to Current Report on Form 8-K filed August 23, 1996, File No.
      1-13080.

27    Financial Data Schedule.