Form 10-Q
period 1997-03-31
GROVE REAL ESTATE ASSET TRUST
filed 1997-05-15
CIK 920776

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB



                [X]QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

               [ ]TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                           Commission file No. 1-13080

                              GROVE PROPERTY TRUST
        (Exact name of small business issuer as specified in its charter)


                Maryland                               06-1391084
(State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation or organization)

598 Asylum Avenue, Hartford, Connecticut                    06105
(Address of principal executive offices)                 (Zip Code)

                                 (860) 246-1126
                           (Issuer's telephone number)

                          GROVE REAL ESTATE ASSET TRUST
                                  (Former Name)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:

  3,953,435 common shares, $.01 par value, were outstanding as of May 15, 1997.

Transitional Small Business Disclosure Format (check one):  Yes:     No: X

                                                Form 10-QSB
                                                   Index



                                                                           Page

Part I:    Financial Information                                             3

Item 1:    Financial Statements                                              3

           Balance Sheets of Grove Property Trust as of March 31, 1997       3
           and December 31, 1996

           Income  Statements of Grove Property Trust for the three 4 months
           ended March 31, 1997 and March 31, 1996                           4

           Statements of Cash flows of Grove Property Trust for the three 5 months ended March 31, 1997 and March 31, 1996

           Notes to Financial Statements                                     6

Item 2:    Management's Discussion and Analysis of Financial Condition and   9
           Results of Operations

Part II:   Other Information                                                 12

Item 2:    Changes in Securities                                             12

Item 4:    Submission of Matters to a Vote of Security Holders               12

Item 6:    Exhibits and Reports on Form 8-K                                  13

Signatures                                                                   15

Exhibit Index                                                                16

                              GROVE PROPERTY TRUST
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     March 31,      December 31,
                                                       1997             1996
                                                   (Unaudited)        (Audited)
                                                   -----------        ---------

                                                 ASSETS

Real estate assets:
        Land .................................    $  8,749,432     $    920,293
        Buildings and improvements ...........      78,229,518        8,528,075
        Furniture, fixtures and equipment ....       4,529,079          349,768
                                                  ------------     ------------
                                                    91,508,029        9,798,136
        Less - accumulated depreciation ......     (25,840,685)      (1,049,815)
                                                  ------------     ------------
                Net real estate assets .......      65,667,344        8,748,321

Cash and cash equivalents ....................       4,865,648          381,340
Cash - resident security deposits ............         848,200          157,537
Other assets .................................       1,463,527          233,412
                                                  ------------     ------------

 Total assets ................................    $ 72,844,719     $  9,520,610
                                                  ============     ============


                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
        Mortgage notes payable .............      $29,149,658       $ 5,668,578
        Other liabilities ..................        6,340,574           350,341
        Due to affiliates ..................          669,722            19,190
                                                  -----------       -----------

Total liabilities ..........................       36,159,954         6,038,109
                                                  -----------       -----------

Commitments

Minority interest ..........................           33,627              --

Shareholders' equity:
        Preferred shares, $.01 par value per
            share, 4,000,000 shares authorized;
            no shares issued or outstanding              -                   -
        Common shares, $.01 par value per share,
            10,000,000 shares authorized;
            3,953,435 and 525,000 shares issued
             and outstanding                           39,534             5,250
        Additional paid-in capital                 37,013,258         3,913,176
        Distributions in excess of earnings          (401,654)         (435,925)
                                                 --------------    -------------

Total equity                                       36,651,138         3,482,501
                                                 --------------    -------------

Total liabilities and shareholders' equity    $    72,844,719   $     9,520,610
                                                 ==============    =============

                              GROVE PROPERTY TRUST
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)


                                                   For the Three Months Ended
                                              ----------------------------------

                                                       March 31,       March 31,
                                                         1997               1996

Revenues:
    Rental income ................................     $1,177,022     $  486,233
    Property management ..........................         45,300           --
    Interest and other income ....................         83,846          8,872
                                                       ----------     ----------
        Total revenues ...........................      1,306,168        495,104
                                                       ----------     ----------


Expenses:
    Property operating and maintenance ...........        487,630        180,474
    Real estate taxes ............................        116,018         49,607
    Related party management fees ................         21,795         25,535
    General and administrative ...................         69,035         20,424
                                                       ----------     ----------
        Total expenses ...........................        694,478        276,041
                                                       ----------     ----------

                                                          611,690        219,063

Interest expense .................................        173,122         87,624
Depreciation and amortization ....................        239,628        110,486
Conveyance taxes .................................         68,761           --
                                                       ----------     ----------

            Income before minority interest ......        130,180         20,953

            Minority interest ....................         33,627           --
                                                       ----------     ----------

                Net income .......................     $   96,553     $   20,953
                                                       ==========     ==========


Net income per share .............................     $     0.08     $     0.03
                                                       ==========     ==========

Weighted average number of shares ................      1,249,732        620,102
                                                       ==========     ==========

                              GROVE PROPERTY TRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                   For the Three Months Ended
                                                  ------------------------------

                                                         March 31,     March 31,
                                                             1997         1996

Net cash provided by operating activities .........   $    949,197   $  123,745
                                                      ------------   ----------

Cash flows from investing activities:
      Acquisition charges .........................     (2,457,828)        --
      Acquisition of partnership assets, net ......      2,213,780         --
      Additions to real estate assets .............        (20,491)     (26,496)
                                                      ------------   ----------

Net cash used in investing activities .............       (264,538)     (26,496)
                                                      ------------   ----------

Cash flows from financing activities:
      Net proceeds from mortgage payable on
        acquisition ...............................     15,084,000      235,302
      Financing costs .............................       (648,216)     (21,000)
      Proceeds from New Equity Investment .........     30,000,000         --
      Repayment of mortgage payable ...............    (39,657,197)     (11,938)
      Payments to affiliates ......................       (761,587)     (94,683)
      Dividends paid ..............................       (217,350)    (119,438)
                                                      ------------   ----------

Net cash provided by (used in) financing activities      3,799,650      (11,757)
                                                      ------------   ----------

Net increase in cash and cash equivalents .........      4,484,309       85,492

Cash and cash equivalents, beginning of period ....        381,340      383,725
                                                      ------------   ----------

Cash and cash equivalents, end of period ..........   $  4,865,648   $  469,217
                                                      ============   ==========

                              GROVE PROPERTY TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   FORMATION AND BUSINESS OF THE COMPANY

     Grove Property Trust (formerly Grove Real Estate Asset Trust) (the "Company") was organized in the State of Maryland on April 4, 1994 as a Real Estate Investment Trust ("REIT"). The Company currently operates twenty-four properties with a total of 1,752 residential apartments and 95,255 square feet of commercial property including a 79,000 square foot neighborhood retail center. The Company purchased three properties on June 23, 1994 (the "Original Properties"), a fourth property ("Cambridge") in January of 1996, and twenty additional properties on March 14, 1997 (the "Partnership Properties") from affiliated partnerships (the "Property Partnerships") in conjunction with a series of transactions (the "Consolidation Transactions") (collectively the "Properties").

     These statements do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, the accompanying unaudited financial statements reflect all the adjustments necessary to present fairly the financial position of the Company at March 31, 1997 and results of operations and its cash flows for the period then ended and the period ended March 31, 1996. These unaudited financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Form 10-KSB for the year ended December 31, 1996. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

     Earnings per share is based on the weighted average number of common shares issued and outstanding; 1,249,732 shares from January 1, 1997 to March 31, 1997, and 620,102 from January 1, 1996 to March 31, 1996 (both adjusted for the Stock Split, as defined in note 2). The dilutive effect of the assumed exercise of outstanding stock options and warrants is less than 3% and, therefore, is not included.

     In February 1997, the Financial Accounting Standard Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the quarter ended March 31, 1997 and March 31, 1996 is not material.

2.   CONSOLIDATION TRANSACTIONS

     The Consolidation Transactions were completed on March 14, 1997 and included the following:

          The Company formed an operating partnership to serve as the vehicle for the consolidation of ownership and/or control of the operations and assets of the Company (the "Operating Partnership").

          Pursuant to an exchange offer, the Operating Partnership purchased from limited partners (the "Limited Partners") the outstanding partnership interest of each of the Property Partnerships in exchange for partnership units (the "Common Units") of the Operating Partnership, or, in certain circumstances, cash. The number of Common Units received by a Limited Partner was calculated based upon such partner's interest in the applicable partnership as applied to the value of the Property Partnership associated therewith.

          Immediately prior to the consummation of the Consolidation Transactions, the Company declared a stock dividend aggregating 26,250 Common Shares and concurrently effected a stock split of 1.125 to 1 (collectively the "Stock Split"), thereby issuing on a pro rata basis a total of 95,102 Common Shares to the holders of the issued and outstanding Common Shares as March 10, 1997.

          The Company issued 3,333,333 Common Shares to new equity investors in exchange for $30 million.

          Pursuant to a contribution agreement (the "Contribution Agreement") among the Company, certain companies and individuals affiliated with the Company (the "Grove Companies") and the Operating Partnership, substantially all of the assets and operations of the Company, the management services division of Grove Property Services Limited Partnership and the Grove Companies' interests in the acquired Property Partnerships were transferred to the Operating Partnership.

         In exchange for the above, the Grove Companies received an aggregate of 904,867 Common Units in the Operating Partnership and a cash payment of $177,669 from the Company, and the Company received 620,102 Common Units in the Operating Partnership. Additionally, the Company contributed to the Operating Partnership the gross proceeds received from new equity investments in exchange for a number of additional Common Units equal to the number of Common Shares issued by the Company to the new equity investors.

          In connection with the Consolidation Transactions, the Operating Partnership entered into a three-year secured revolving acquisition and working capital credit facility of approximately $25 million (the "Revolving Credit Facility") and an approximately $15.1 million ten-year term mortgage loan.

         The Company used a portion of the proceeds from the new equity investment, together with borrowings under the new credit facilities to refinance approximately $39.6 million of mortgage indebtedness of the Property Partnerships and to acquire certain minority interests in certain of the Property Partnerships.

     The following unaudited pro forma information for the three months ended March 31, 1997 and 1996 is presented as if the Consolidation Transactions had occurred at the beginning of 1996. The unaudited information does not purport to represent what the Company's results of operations would have actually been if such transactions, in fact, had occurred on January 1, 1996, nor does it purport to represent the results of operations for future periods.

                                           March 31, 1997       March 31, 1996
                                           --------------       --------------
   Revenues                             $     4,190,508          $  3,942,584
   Net income before minority interest
       and extraordinary items                  359,816               307,490
   Earnings per share                   $          0.09          $       0.08


3.   MORTGAGE NOTES PAYABLE

     Mortgage notes payable at March 31, 1997 and December 31, 1996 consist of the following:

                                            March 31, 1997   December 31, 1996
                                            --------------   -----------------
       Amortizing first mortgage notes       $  10,065,658      $  5,668,578
       Interest only first mortgage notes       19,084,000                 0
                                                ----------      ------------

                                             $  29,149,658      $  5,668,578
                                             =============      ============

     The Amortizing first mortgage notes have fixed interest rates between 7.04% and 7.49%, have monthly principal and interest payments based on amortization schedules between 25 and 30 years, and maturities between the year 2000 and 2013. The notes are collateralized by 6 of the Properties and are partially guaranteed by certain executive officers and shareholders of the Company.

The Interest only first mortgage notes are comprised of two notes and are collateralized by 9 of the Properties. One note has a principal balance of $4,000,000, monthly payments of interest only at a fixed rate of 7.50%, and matures in 1999. The other note has a principal balance of $15,084,000, monthly payments of interest only at a variable rate of one month LIBOR plus 1.14% (one month LIBOR was 5.6875% on March 31, 1997), and matures in 2007.

     The interest rate on the variable note has effectively been fixed with two interest rate swap contracts (the "Interest Swaps") with a bank. The Interest Swaps, in effect, (i) have fixed $7.6 million of debt at 7.67% for the period from October 1, 1997 through October 1, 2007, and (ii) have fixed an additional $7.6 million of debt at 7.68% for the period from October 1, 1997 through January 4, 2005. The Interest Swaps have been pledged as collateral under the variable note.

4.   REVOLVING CREDIT FACILITY

     In March 1997, the Operating Partnership entered into a three year Revolving Credit Facility with a bank, guaranteed by the Company, for up to $25.0 million. Borrowings under the Revolving Credit Facility are collateralized by 8 of the Properties (the "Collateral Properties") and bear interest payable monthly at a floating rate of 1.2% above the 30, 60, or 90 day LIBOR rate. The Operating Partnership is required to maintain certain financial covenants as defined in the Revolving Credit Facility agreement. The Revolving Credit Facility is available to fund future property acquisitions, up to $4.0 million is available to fund working capital needs, and up to $2.0 million is available to fund the redemption of Common Units or the purchase of Common Shares by the Operating Partnership. As of March 31, 1997, there was no outstanding indebtedness under the Revolving Credit Facility.

5.   STOCK OPTIONS AND WARRANTS

     Under the 1996 Share Incentive Plan and in conjunction with the Consolidation Transactions the Company granted nonqualified stock options to purchase 300,000 Common Shares with an exercise price equal to the fair value of the Common Shares at the date of grant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report.

The results of operations for the three months ended March 31, 1997 include the three multifamily properties (the "Original Properties") that the Company has owned since its inception, a fourth property ("Cambridge"), acquired on January 12, 1996, and twenty additional properties acquired on March 14, 1997 in conjunction with the Consolidation Transactions (the "Consolidation Properties"), (collectively, the "Properties). The results of operations for the three months ended March 31, 1996 include the three Original Properties and Cambridge for the period subsequent to January 11, 1996.

Results of Operations

Results of operations of the Company for the three months ended March 31, 1997 and March 31, 1996.

Total revenues increased $811,064 from $495,104 to $1,306,168 during the three months ended March 31, 1997, as compared to the corresponding period in 1996. Approximately $711,100 of the increase is due to operations of the Consolidation Properties. Additionally, $45,300 of the increase is related to property management revenues which represent fees earned on management services provided to properties owned by affiliated entities. Such revenue is derived from management contracts acquired in conjunction with the Consolidation Transactions, therefore there was no comparable revenue during the corresponding period in 1996. The remainder of the increase in total revenues is attributable to the increases in rental rates experienced at the Original Properties and Cambridge, discussed below, and from the current period being the first full period of operations in the Company for Cambridge.

The Original Properties and Cambridge experienced increases in rental rates which increased revenues. The Original Properties weighted average rental rates increased to $706 for the three months ended March 31, 1997 from $678 for the three months ended March 31, 1996. Physical occupancy for the Original Properties and Cambridge remained at an aggregate weighted average occupancy of 97.6% for the three months ended March 31, 1997 and March 31, 1996. Physical occupancy for the Original Properties and Cambridge decreased to 97.0% at March 31, 1997 from 97.4% at March 31, 1996. The weighted average physical occupancy for the Consolidation Properties was 97.8% at March 31, 1997.

Property operating and maintenance expenses increased $307,156 from $180,474 to $487,630 during the three months ended March 31, 1997, as compared to the corresponding period in 1996. Expenses increased approximately $309,100 due to the acquisition of the Consolidation Properties offset by a decrease in operating and maintenance expenses at the Original Properties and Cambridge due to the relatively mild winter experienced during 1997 as compared to the harsh winter experienced in the New England area during the corresponding period in 1996.

General and administrative expenses increased $48,611 from $20,424 to $69,035 during the three months ended March 31, 1997, as compared to the corresponding period in 1996. The increase is primarily due to additional expenses related to the acquisition of the Consolidation Properties and increased overhead expenses.

Real estate taxes increased $66,411 from $49,607 to $116,018 during the three months ended March 31, 1997, as compared to the corresponding period in 1996. Approximately $63,300 of this increase is attributable to the Consolidation Properties.

Related party management fees decreased $3,740 from $25,535 to $21,795 during the three months ended March 31, 1997, as compared to the corresponding period in 1996. This decrease is due to the acquisition by the Company of the management services division of Grove Property Services Limited Partnership ("GPS") as part of the Consolidation Transactions.

Interest expense increased $85,497 from $87,624 to $173,121 during the three months ended March 31, 1997, as compared to the corresponding period in 1996. Approximately $80,200 of this increase is due to the $23.5 million mortgage debt assumed and/or refinanced as part of the Consolidation Transactions. The remaining increase is due to the operations of Cambridge for the full period.

Depreciation and amortization increased $129,142 from $110,486 to $239,628 during the three months ended March 31, 1997, as compared to the corresponding period in 1996. This increase results from approximately $144,900 attributable to the Consolidation Properties offset by a decrease in amortization expense of $15,000 resulting from the prior year write off of financing fees related to a credit line which was terminated.

Conveyance taxes of $68,761 for the three months ended March 31, 1997 relate to the Consolidation Transactions. This expense is a non-recurring item.

The Company's net income increased $75,600 from $20,953 to $96,553 during the three months ended March 31, 1997, as compared to the corresponding period in 1996. Approximately $55,000 of this increase results from the net effect of decreasing expenses and increasing rental rates at the Original Properties and Cambridge, as discussed above. The remaining increase is due to the operations of the Consolidation Properties.

Liquidity and Capital Resources

Cash and cash equivalents totaled $4,865,648 as of March 31, 1997. The Company's long-term debt to market capitalization on March 31, 1997 was 33% based on total market capitalization of $88,311,430 (6,067,874 Operating Partnership units outstanding including minority interest at $9.75 plus long-term debt) and long-term debt of $29,149,658.

Cash provided by operating activities was $949,197 for the three months ended March 31, 1997. Cash used in investing activities was $264,539 for the three months ended March 31, 1997.

Net cash provided by financing activities was $3,799,650 for the three months ended March 31, 1997.

On March 10, 1997, the Company declared a dividend of $0.184 per share which was paid on March 28, 1997. The dividends declared during the period of $0.184 per share resulted in a 34.5% payout of funds from operations for the three months ended March 31, 1997.

The Company intends to meet its short term liquidity requirements through cash flow provided by operations. The Company considers its ability to generate cash to be adequate, and expects it to continue to be adequate to meet operating requirements and pay shareholder dividends in accordance with REIT requirements. The Company may use other sources of capital to finance additional acquisitions including, but not limited to, the selling of additional equity interest in the Company, non-distributed Funds From Operations, the issuance of debt securities, funds from the Revolving Credit Facility, and exchanging Common Shares or Common Units for properties or interest in properties.

The Company continuously evaluates properties for possible acquisition or disposition. Individual properties may be acquired through direct purchase of the property or through the purchase of the entity owning such property and may be made for cash or securities of the Company or the Operating Partnership. In connection with any acquisition, the Company may incur additional indebtedness. If the Company acquires or disposes of any property, such acquisition or disposition could have a significant effect on the Company's financial condition, results of operations or cash flows.

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

FFO increased $148,570 from $131,213 for the three months ended March 31, 1996 to $279,783 for the three months ended March 31, 1997. Dividends declared for the three months ended March 31, 1997 were $96,600, representing 34.5% of FFO. However, the dividends declared for the three months ended March 31, 1997 were for a short dividend period of January 1, 1997 through March 13, 1997, and therefore the March 31, 1997 FFO payout ratio is not comparable to the March 31, 1996 ratio. Dividends declared for the three months ended March 31, 1996 were $119,438, representing 91.0% of FFO.

Cash Available for Distribution

Cash Available for Distribution ("CAD") is defined as FFO (as defined above) plus depreciation on personal property, less mortgage principal payments and recurring capital improvements. Recurring capital improvements include, but are not limited to, carpet and flooring replacement, appliance replacements, and electrical and plumbing fixture replacement. The Company believes that in order to facilitate a clear understanding of its operating results, CAD should be examined in conjunction with net income as presented in the audited financial statements and information included elsewhere in this Report. CAD does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. CAD should not be considered as an alternative to net income as an indication of the Company's performance or as an alternative to cash flow as a measure of liquidity.

CAD increased $157,857 from $116,202 for the three months ended March 31, 1996 to $274,060 for the three months ended March 31, 1997. Dividends declared for the three months ended March 31, 1997 were $96,600, representing 35.3% of CAD. However, as noted above, the dividends declared for the three months ended March 31, 1997 were for a short dividend period of January 1, 1997 through March 13, 1997, and therefore the March 31, 1997 CAD payout ratio is not comparable to the March 31, 1996 ratio. Dividends declared for the three months ended March 31, 1996 were $119,438, representing 102.8% of CAD.

Inflation

Substantially all of the leases at the properties are for a term of one year or less, which may enable the Company to seek increased rents upon renewal or reletting. Such short-term leases generally lessen the risk to the Company of the potential adverse effects of inflation.

"Safe Harbor" Statement under Private Securities Litigation Reform Act of 1996

Certain statements contained in this report, and in particular in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," statements in other filings with the Securities and Exchange Commission and statements in other public documents of the Company may be forward looking and are subject to a variety of risks and uncertainties. Many factors could cause actual results to differ materially from these statements. These factors include, but are not limited to, (i) population shifts which may increase or decrease the demand for rental housing, (ii) the value of commercial and residential rental properties in the Northeast where all of the Company's properties are located, in recent years, have fluctuated considerably, (iii) the effect on the Company's properties of competition from new apartment complexes which may be completed in proximity to such properties thereby increasing competition, (iv) the effect of weather and other conditions which can significantly affect property operating expenses and (v) other factors which might be described for time to time in the Company's filings with the Securities and Exchange Commission. In addition, the Company is subject to the effects of changes in the general business economic conditions.

Although the Company believes that its properties will continue to be attractive to tenants and that it will be able to control expenses, future revenue and operating trends cannot be reliably predicted. These trends may cause the Company to adjust its operation in the future. Factors external to the Company can also affect the price of the Company's Common Shares. Because of the foregoing and other factors, recent trends should not be considered reliable indicators of future financial results or stock prices.



PART II.  OTHER INFORMATION


Item 2.           Change in Securities.

         (a) In March 1997, the Operating Partnership entered into a three-year Revolving Credit Facility with a bank for up to $25.0 million. The obligations of the Operating Partnership under the Revolving Credit Facility are guaranteed by the Company. The Revolving Credit Facility requires the Operating Partnership to meet certain financial covenants including: (i) maintaining a debt to tangible net worth of 1.25 to 1.0; (ii) distributing to its partners not more than 95% of it Funds From Operations (as defined in the Revolving Credit Facility); (iii) maintaining an aggregate minimum occupancy for the properties securing the Revolving Credit Facility of 90%, with not less than 80% for any single property. Compliance by the Operating Partnership with these covenants may have the effect of limiting the amounts of income distributable by the Operating Partnership to its partners, including the Company. A limitation on the ability of the Operating Partnership to distribute funds to its partners would effectively limit the ability of the Company to declare and pay dividends on its Common Shares. Under the Revolving Credit Agreement, the Company is nevertheless permitted to distribute at least 95% of its taxable income so that it may continue to qualify as a REIT for federal income tax purposes.

         (b) Not applicable.

         (c) On March 14, 1997, the Company sold an aggregate of 3,333,333 of its Common Shares to accredited investors (as defined in Regulation D under the Securities Act of 1933 (the "1993 Act")) for an aggregate selling price of $30.0 million. The offer and sale of such shares was not registered under the 1933 Act. No underwriter was engaged by the Company in connection with this sale, and, accordingly, no underwriting discounts or commissions were paid. Each of the purchasers of shares in this offering represented to the Company that such purchaser was an "accredited investor," as defined in Rule 501 under the 1933 Act. The offer and sale of these shares was made in reliance on Rule 506 under the 1933 Act.

         During the quarter ended March 31, 1997, the Company declared a 5% stock dividend to its shareholders of record on March 10, 1997 and currently effected a 1.125 to 1.0 stock split (collectively the "Stock Split") on shares outstanding on March 10, 1997. The stock split became effective on March 14, 1997, and the stock dividend was paid on March 28, 1997. As a result of the Stock Split, the Company issued an aggregate of 95,102 of its Common Shares. Since these shares were issued in connection with a stock dividend and a stock split, no "sale" or "offer for sale" occurred, and registration of these transactions under the 1933 Act was not required.

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) A special meeting of the holders of the Company's Common Shares was held on March 10, 1997 (the "Special Meeting").

         (b)  Not applicable.

         (c) Two matters were voted on by the holders of the Company's Common Shares at the Special Meeting: (i) a proposal to approve amendments to the Second Amended and Restated Declaration of Trust of the Company (A) to delete the requirement that the Company receive an independent third party appraisal before purchasing any property the ownership of which is controlled by the executive officers of the Company or their affiliates, (B) to change the name of the Company to "Grove Property Trust" and (C) to amend the "Excess Shares" provisions to minimize the risk that the Company could fail to qualify as a REIT for federal income tax purposes and to clarify the "Ownership Limit" as it applies to certain executive officers of the Company and their affiliates ("Proposal No. 1") and (ii) a proposal to approve the adoption of the Company's 1996 Share Incentive Plan ("Proposal No. 2").

Votes cast FOR, AGAINST, and ABSTAIN on each of these proposals at the Special Meeting are set forth below. There were no broker non-votes on either Proposal No. 1 or Proposal No. 2.

                            For                 Against             Abstain
                            ---                 -------             -------
Proposal No. 1            354,074               13,566               1,200
Proposal No. 2            346,774               20,566               1,500

         (d) Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

  (a)  Exhibits

       Exhibit No.                                         Description
     3.1 Third Amended and Restated Declaration of Trust of the Company substantially as filed with the State of Maryland State Department of Assessments and Taxation.

     4.1   Revolving  Credit  Agreement  dated  March 26,
           1997, among Grove Operating L.P., the Company and Rhode Island Hospital Trust National Bank
           (a Bank of Boston company) and Other Banks which may become parties to the Agreement and Rhode Island Hospital Trust National Bank, as
           Agent.

      27   Financial Data Schedule


  (b)  Reports on Form 8-K.

         During the quarter ended March 31, 1997, the Company filed three Current Reports on Form 8-K. The first such Current Report was dated February 21, 1997 and reported information under Item 5. The second such Current Report was dated March 14, 1997 and reported information under Item 5. The third such Current Report also dated March 14, 1997 reported information under Item 2 and
Item 6. The Current  Report on Form 8-K dated March 14, 1997 which  responded to
Item 2 and Item 6 contained the following financial statements:
                          GROVE REAL ESTATE ASSET TRUST
Pro Forma Financial Statements (Unaudited):
      Pro Forma Condensed Consolidated Balance Sheet as of September 30, 1996 Notes to Pro Forma Condensed Consolidated Balance Sheet
      Pro Forma Condensed Consolidated Statements of Income for the Nine Months
            Ended September 30, 1996 and  Year Ended December 31, 1995
      Notes to Pro Forma Condensed Consolidated Statements of Income
Historical Financial Statements:
     Unaudited Balance Sheet as of September 30, 1996
     Unaudited Statements of Income for the Nine Months Ended September 30, 1996
           and 1995
     Unaudited Statement of Changes in Shareholders' Equity for the Nine Months
           Ended September 30, 1996
     Unaudited Statements of Cash Flows for the Nine Months Ended
           September 30, 1996 and 1995
     Notes to the Unaudited Financial Statements
     Report of Independent Auditors
     Balance Sheet as of December 31, 1995
     Statements of Income for the Year Ended December 31, 1995 and the period
          from inception (June    24, 1994) to December 31, 1994
     Statements of Shareholders' Equity for the Year Ended December 31, 1995
          and the period from inception (June 24, 1994) to december 31, 1994 Statements of Cash Flows for the Year Ended December 31, 1995 and the
          period from inception (June 24, 1994) to December 31, 1994
     Notes to Financial Statements

                              GROVE OPERATING, L.P.
Financial Statements:
         Report of Independent Auditors
         Balance Sheet as of November 4, 1996
         Notes to Balance Sheet


         GROVE PROPERTY SERVICES LIMITED PARTNERSHIP AND PROPERTY PARTNERSHIPS Combined Financial Statements:
         Report of Independent Auditors
         Combined Balance Sheets as of September 30, 1996 (unaudited) and
             December 31, 1995
         Combined  Statements of Income for the Nine Months Ended  September 30,
             1996  (unaudited) and 1995 (unaudited) and the Years Ended
             December 31, 1995 and 1994
         Combined  Statements of Changes in Owners' Equity for the
             Nine Months Ended  September 30, 1996  (unaudited)  and the
             Years Ended December 31, 1995 and 1994
         Combined  Statements  of Cash Flows for the
         Nine Months Ended September 30, 1996  (unaudited) and 1995 (unaudited)
             and the Years Ended  December  31, 1995 and 1994
         Notes to the  Combined Financial Statements


                 GROVE CAMBRIDGE ASSOCIATES LIMITED PARTNERSHIP
 Financial Statements:
         Report of Independent Auditors
         Balance Sheet as of  December 31,  1995
         Statement of Operations for the Years Ended December 31, 1995 and 1994 Statement of Changes in Partners' Equity (Deficit) for the Years Ended
             December 31, 1995 and 1994
         Statement of Cash Flows for the Years Ended December 31, 1995 and 1994 Notes to the Financial Statements

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          REGISTRANT:

                          GROVE PROPERTY TRUST

Date: May 15, 1997        By:   /s/Joseph R. LaBrosse
                                ---------------------
                                Name:  Joseph R. LaBrosse
                                (on behalf of the registrant and as Chief
                                 Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                         Description
-----------                         -----------
  3.1 Third Amended and Restated Declaration of Trust of the Company substantially as filed with the State of Maryland State Department of Assessments and Taxation.

  4.1     Revolving  Credit  Agreement  dated  March 26,
          1997, among Grove Operating L.P., the Company and Rhode Island Hospital Trust National Bank
          (a Bank of Boston company) and Other Banks which may become parties to the Agreement and Rhode Island Hospital Trust National Bank, as
          Agent.

  27      Financial Data Schedule