Form 10QSB
period 1997-06-30
GROVE REAL ESTATE ASSET TRUST
filed 1997-08-13
CIK 920776

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB



                [X]QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

               [ ]TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                           Commission file No. 1-13080

                              GROVE PROPERTY TRUST
        (Exact name of small business issuer as specified in its charter)


                Maryland                              06-1391084
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

598 Asylum Avenue, Hartford, Connecticut                 06105
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

                 3,953,829 common shares, $.01 par value, were
                        outstanding as of August 8, 1997.


Transitional Small Business Disclosure Format (check one):  Yes:     No: X

                              GROVE PROPERTY TRUST

                                   Form 10-QSB
                                      Index


                                                                           Page

Part I:        Financial Information                                         3

Item 1:        Condensed Consolidated Financial Statements (unaudited)       3

               Condensed Consolidated Balance Sheets of Grove Property
               Trust as of June 30, 1997 and December 31, 1996               3

               Condensed  Consolidated Income Statements of Grove
               Property Trust for the three months ended June 30, 1997
               and June 30, 1996                                             4

               Condensed  Consolidated Income Statements of Grove
               Property Trust for the six months ended June 30, 1997
               and June 30, 1996                                             5

               Condensed Consolidated Statements of Cash Flows of
               Grove Property Trust for the six months ended
               June 30, 1997 and June 30, 1996                               6

               Notes to Condensed Consolidated Financial Statements          7

Item 2:        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                    11

Part II:       Other Information                                            15

Item 4:        Submission of Matters to a Vote of Security Holders          15

Item 6:        Exhibits and Reports on Form 8-K                             16

Signatures                                                                  17

Exhibit Index                                                               18

                                               June 30, 1997   December 31, 1996
                                                (Unaudited)         (Audited)
                                                -----------         ---------
ASSETS

Real estate assets:
Land .....................................          $ 10,830,350   $    920,293
Buildings and improvements ...............            99,104,926      8,528,075
Furniture, fixtures and equipment ........             5,258,010        349,768
                                                    ------------   ------------
                                                     115,193,286      9,798,136
Less - accumulated depreciation ..........           (28,589,729)    (1,049,815)
                                                    ------------   ------------
Net real estate assets ...................            86,603,557      8,748,321

Cash and cash equivalents ................             1,762,117        381,340
Cash - resident security deposits ........             1,170,271        157,537
Other assets .............................             3,018,535        233,412
                                                    ------------   ------------

 Total assets ............................           $92,554,480    $ 9,520,610
                                                    ============   ============


                                LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Mortgage notes payable .........................    $44,027,948      $5,668,578
Revolving credit facility ......................      1,825,000            --
Other liabilities ..............................      3,759,653         350,341
Due to affiliates ..............................         88,163          19,190
                                                    -----------     -----------

Total liabilities ..............................     49,700,765       6,038,109
                                                    -----------     -----------

Commitments

Minority interest ..............................      5,213,588            --

Shareholders' equity:
Preferred shares, $.01 par value per share,
 4,000,000 shares authorized; no shares
 issued or outstanding .........................           --              --
 Common shares, $.01 par value per share,
 10,000,000 shares authorized; 3,953,829 and
 525,000 shares issued and outstanding .........         39,538           5,250
 Additional paid-in capital ....................     38,275,159       3,913,176
 Distributions in excess of earnings ...........       (674,569)       (435,925)
                                                    -----------     -----------

Total equity ...................................     37,640,128       3,482,501
                                                    -----------     -----------

Total liabilities and shareholders' equity .....    $92,554,480    $  9,520,610
                                                    ===========     ===========

                                               For the Three Months Ended
                                      -----------------------------------------

                                                        June 30,       June 30,
                                                          1997           1996
                                                          ----           ----

Revenues:
    Rental income ..............................      $4,261,223       $ 514,593
    Property management ........................         172,897            --
    Interest and other income ..................          43,901          10,857
                                                       ---------       ---------
        Total revenues .........................       4,478,021         525,450
                                                       ---------       ---------


Expenses:
    Property operating and maintenance .........       1,407,781         165,595
    Real estate taxes ..........................         426,463          52,105
    Related party management fees ..............            --            27,059
    General and administrative .................         277,659          20,026
                                                       ---------       ---------
        Total expenses .........................       2,111,903         264,785
                                                       ---------       ---------

                                                       2,366,118         260,665

Interest expense ...............................         603,905         110,580
Depreciation and amortization ..................         915,678          87,789
                                                       ---------       ---------

  Income before minority interest ..............         846,535          71,297

  Minority interest ............................         337,859            --
                                                       ---------       ---------

      Net income ...............................        $508,676         $71,297
                                                       =========       =========


Net income per share ...........................        $   0.13         $  0.11
                                                       =========       =========

Weighted average number of shares ..............       3,953,699         620,102
                                                       =========       =========

                                                    For the Six Months Ended
                                               ---------------------------------

                                                       June 30,    June 30,
                                                         1997        1996
                                                         ----        ----

Revenues:
    Rental income .................................. $ 5,438,245  $1,000,825
    Property management ............................     218,197        --
    Interest and other income ......................     127,747      19,729
                                                       ---------   ---------
        Total revenues .............................   5,784,189   1,020,554
                                                       ---------   ---------


Expenses:
    Property operating and maintenance..............   1,895,411     346,069
    Real estate taxes ..............................     542,481     101,712
    Related party management fees ..................      21,795      52,594
    General and administrative .....................     346,694      40,450
                                                       ---------   ---------
        Total expenses .............................   2,806,381     540,826
                                                       ---------   ---------

                                                       2,977,808     479,729

Interest expense ...................................     777,026     189,203
Depreciation and amortization ......................   1,155,306     198,275
Conveyance taxes ...................................      68,761        --
                                                       ---------   ---------

  Income before minority interest ..................     976,715      92,250

  Minority interest ................................     371,486        --
                                                       ---------   ---------

      Net income ...................................   $ 605,229    $ 92,250
                                                       =========   =========


Net income per share ...............................  $     0.23   $    0.15
                                                       =========   =========

Weighted average number of shares ..................   2,627,601     620,102
                                                       =========   =========

                                                     For the Six Months Ended
                                                -------------------------------

                                                       June 30,        June 30,
                                                         1997            1996
                                                         ----            ----

Net cash provided by operating activities .......... $   608,046    $   309,185
                                                     -----------    -----------

Cash flows from investing activities:
 Acquisition charges ...............................  (2,980,306)          --
 Acquisition of partnership assets, net ............   3,213,353           --
 Additions to real estate assets ...................    (319,054)       (48,823)
                                                     -----------    -----------

Net cash used in investing activities ..............     (86,007)       (48,823)
                                                     -----------    -----------

Cash flows from financing activities:
 Net proceeds from mortgage payable on acquisition .  16,909,000        220,198
 Financing costs ...................................    (648,216)       (23,169)
 Proceeds from New Equity Investment ...............  30,000,000           --
 Repayment of mortgage payable ..................... (41,043,645)       (27,043)
 Purchase of limited partnership interests .........  (3,383,089)          --
 Payments to affiliates ............................    (757,962)       (95,732)
 Dividends paid ....................................    (217,350)      (238,875)
                                                     -----------    -----------

 Net cash provided by (used in) financing activities     858,738       (164,621)
                                                     -----------    -----------

Net increase in cash and cash equivalents ..........   1,380,777         95,741

Cash and cash equivalents, beginning of period .....     381,340        383,725
                                                     -----------    -----------

Cash and cash equivalents, end of period ...........  $1,762,117     $  479,466
                                                     ===========    ===========

                              GROVE PROPERTY TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   FORMATION AND BUSINESS OF THE COMPANY

     Grove Property Trust (formerly Grove Real Estate Asset Trust) (the "Company") was organized in the State of Maryland on April 4, 1994 as a Real Estate Investment Trust ("REIT"). The Company currently operates twenty-eight properties with a total of 2,475 residential apartments and 95,255 square feet of commercial property including a 79,000 square foot neighborhood retail center. The Company purchased three properties on June 23, 1994 (the "Original Properties"), a fourth property ("Cambridge") in January of 1996, twenty additional properties on March 14, 1997 (the "Partnership Properties") from affiliated partnerships (the "Property Partnerships") in conjunction with a series of transactions (the "Consolidation Transactions"), three additional properties on June 1, 1997 (the "June97 Properties") from affiliated partnerships in conjunction with the assumption of debt and the issuance of additional Common Units (as defined below) (the "June97 Acquisitions") and one property on July 2, 1997 from an unrelated third party (the "July97 Property") (collectively the "Properties").

     These statements do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, the accompanying unaudited financial statements reflect all the adjustments necessary to present fairly the financial position of the Company at June 30, 1997 and results of operations and its cash flows for the period then ended and the period ended June 30, 1996. These unaudited financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Form 10-KSB for the year ended December 31, 1996. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

     Earnings per share is based on the weighted average number of common shares issued and outstanding; 620,102 shares from January 1, 1997 to March 14, 1997, 3,953,435 shares from March 15, 1997 to April 30, 1997, 3,953,829 shares from May 1, 1997 to June 30, 1997, and 620,102 from January 1, 1996 to June 30, 1996 (all adjusted for the Stock Split, as defined in note 2). The dilutive effect of the assumed exercise of outstanding stock options and warrants is less than 3% and, therefore, is not included.

     In February 1997, the Financial Accounting Standard Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the periods ended June 30, 1997 and June 30, 1996 is not material.

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


3.  RECENT ACQUISITIONS

     Pursuant to a Contribution Agreement dated as of May 30, 1997 (the "Contribution Agreement"), effective June 1, 1997, the Company acquired two residential apartment complexes through the Operating Partnership. These acquisitions were effected by the Operating Partnership through the acquisition of the assets (other than certain amounts of cash) and the assumption of liabilities of Northeast Apartments I Limited Partnership, the
     owner of Four Winds Apartments ("Northeast L.P."), and of West Hartford Center Associates, Limited Partnership, the owner of Brooksyde Apartments ("West Hartford L.P."). In addition, simultaneously with the acquisition of Four Winds Apartments and Brooksyde Apartments and through the Operating Partnership, the Company acquired an interest in Windsor Arbor Limited Partnership, the owner of River's Bend Apartments ("Windsor Arbor"), and anticipates that it will acquire the remaining limited partnership interests in Windsor Arbor on or before December 31, 1997 for $4.9 million.

     Upon consummation of the transactions referred to above, the Operating Partnership issued an aggregate of 420,183 Common Units valued at $10 per unit, which, under certain circumstances, could be redeemed for an equal number of Common Shares of the Company. The Company also assumed mortgage debt on Four Winds Apartments and Brooksyde Apartments in the aggregate remaining principal amount of $6.2 million. Additionally, the Windsor Arbor investment is encumbered by a $8.6 mortgage debt which is included in the Company's consolidated financial statements at June 30, 1997. To complete these transactions, the Company borrowed
     $1.8 million under its line of credit and used $68,000 of its available cash.

    Four Winds Apartments is a 168-unit apartment complex located in North Fall River, Massachusetts. The complex, which includes six two-story wood frame buildings, a clubhouse, indoor and outdoor pools, tennis courts and other recreational facilities, is located on approximately 24 acres of land. The Company intends to continue to operate the complex as rental apartments.

    Brooksyde Apartments is an 80-unit apartment complex located in West Hartford, Connecticut. The complex, which includes eight two-story buildings, is located on approximately 4 acres. The property is located near retail and recreational facilities. The Company intends to continue to operate the complex as rental apartments.

    River's Bend Apartments is a 432-unit condominium complex located in Windsor, Connecticut, of which 349 units are own by Windsor Arbor. The complex, which includes 33 two-story buildings, outdoor and indoor pools and a fitness center, is located on approximately 72 acres of land. The Company intends to continue to operate the complex as rental apartments.

4.       PRO FORMA INFORMATION

     The following unaudited pro forma information for the six months ended
     June 30, 1997 and 1996 is presented as if the Consolidation Transactions and the June97 Acquisitions had occurred at the beginning of 1996. The unaudited information does not purport to represent what the Company's results of operations would have actually been if such transactions, in fact, had occurred on January 1, 1996, nor does it purport to represent the results of operations for future periods.

                                                June 30, 1997     June 30, 1996
                                                -------------     -------------
   Revenues                                     $  11,321,779       $10,985,878
   Net income after minority interest
       and extraordinary items                        375,492           345,219
   Earnings per share                                    0.10              0.09

5.   MORTGAGE NOTES PAYABLE

     Mortgage notes payable at June 30, 1997 and December 31, 1996 consist of the following:

                                           June 30, 1997     December 31, 1996
                                           -------------     -----------------
       Amortizing first mortgage notes      $  10,042,537       $  5,668,578
       Interest only first mortgage notes      33,985,411                  0
                                               ----------       ------------

                                            $  44,027,948        $  5,668,578
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

     The Interest only first mortgage notes are comprised of variable rate and fixed rate notes, are collateralized by 11 of the Properties, and are partially guaranteed by certain executive officers and shareholders of the Company. One note has a principal balance of $4.0 million, monthly payments of interest only at a fixed rate of 7.50%, and matures in 1999. One note has a principal balance of $15.1 million, monthly payments of interest only at a variable rate of one month LIBOR plus 1.14% (one month LIBOR was 5.72% on June 30, 1997), and matures in 2007. Three notes have an aggregate principal balance of $14.8 million, monthly payments of interest only at a variable rate of one month LIBOR plus 1.20%, and mature between 1999 and 2005.

     The interest rate on the variable notes has been partially fixed with three interest rate swap contracts (the "Interest Swaps") with two banks. The Interest Swaps, in effect, (i) have fixed $7.6 million of debt at 7.67% for the period from October 1, 1997 through October 1, 2007, (ii) have fixed $7.6 million of debt at 7.68% for the period from October 1, 1997 through January 4, 2005, and (iii) have fixed $9.1million of debt at 7.09% from December 15, 1995 through December 15, 2000. The Interest Swaps have been pledged as collateral under the various related variable notes.

6.   REVOLVING CREDIT FACILITY

     In March 1997, the Operating Partnership entered into a three year Revolving Credit Facility with a bank, guaranteed by the Company, for up to $25.0 million. Borrowings under the Revolving Credit Facility are collateralized by 9 of the Properties (the "Collateral Properties") and bear interest payable monthly at a floating rate of 1.2% above the 30, 60, or 90 day LIBOR rate. The Operating Partnership is required to maintain certain financial covenants as defined in the Revolving Credit Facility agreement. The Revolving Credit Facility is available to fund future property acquisitions, up to $4.0 million is available to fund working capital needs, and up to $2.0 million is available to fund the redemption of Common Units or the purchase of Common Shares by the Operating Partnership. As of June 30, 1997, there was $1.825 million outstanding under the Revolving Credit Facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report.

The results of operations for the six months ended June 30, 1997 and three months ended June 30, 1997 include the three multifamily properties (the "Original Properties") that Grove Property Trust (the "Company") has owned since its inception, a fourth property ("Cambridge") that the Company acquired on January 12, 1996, twenty properties acquired on March 14, 1997 in conjunction with the Consolidation Transactions (the "Consolidation Properties"), and three properties acquired on June 1, 1997 from affiliated partnerships (the twenty March 14, 1997 acquisitions and the three June 1, 1997 acquisitions collectively referred to as the "1997 Acquisitions") (collectively, the "Properties").

Results of Operations

Results of operations of the Company for the six months ended June 30, 1997 and June 30, 1996.

Total revenues increased $4,763,635 from $1,020,554 to $5,784,189 during the six months ended June 30, 1997, as compared to the corresponding period in 1996. Approximately $4,479,700 of the increase is due to the operations of the 1997
Acquisitions. Additionally, $218,200 of the increase is related to property management revenues which represent fees earned on management services provided to properties owned by affiliated entities. Such revenue is derived from management contracts acquired in conjunction with the Consolidation Transactions; therefore there was no comparable revenue during the corresponding period in 1996. The remainder of the increase in total revenues is attributable to the increases in rental rates, offset by slight decreases in occupancy experienced at the Original Properties and Cambridge, discussed below.

The Original Properties and Cambridge experienced increases in rental rates which were slightly offset by decreases in occupancy, having the net effect of increasing revenues. The weighted average rental rates for the Original
Properties and Cambridge increased to $709 for the six months ended June 30, 1997 from $688 for the six months ended June 30, 1996. Physical occupancy for the Original Properties and Cambridge decreased to an aggregate weighted average occupancy of 97.6% for the six months ended June 30, 1997 from an aggregate weighted average of 97.9% for the six months ended June 30, 1996. Physical occupancy for the Original Properties and Cambridge decreased to 97.5% at June 30, 1997 from 98.2% at June 30, 1996. At June 30, 1997 the weighted average physical occupancy for the Properties was 97.3%.

Property operating and maintenance expenses increased $1,549,342 from $346,069 to $1,895,411 during the six months ended June 30, 1997, as compared to the corresponding period in 1996. The increase is primarily due to the operations of the 1997 Acquisitions.

Real estate taxes increased $440,769 from $101,712 to $542,481 during the six months ended June 30, 1997, as compared to the corresponding period in 1996. The increase is due primarily to the 1997 Acquisitions. Related party management fees decreased $30,799 from $52,594 to $21,795. This decrease is due to the Company's acquisition of the management company in conjunction with the Consolidation Transactions, resulting in the elimination of all such expenses in consolidation.

General and administrative expenses increased $306,244 from $40,450 to $346,694 during the six months ended June 30, 1997, as compared to the corresponding period in 1996. This increase is primarily due to the increased costs associated with the change in size and structure of the Company.

Interest expense increased $587,823 from $189,203 to $777,026 during the six months ended June 30, 1997, as compared to the corresponding period in 1996. The increase is primarily due to the $38.3 million mortgage debt assumed and/or refinanced as part of the 1997 Acquisitions.

Depreciation and amortization increased $957,031 from $198,275 to $1,155,306 during the six months ended June 30, 1997, as compared to the corresponding period in 1996. This increase results from approximately $966,100 attributable to the 1997 Acquisitions.

Conveyance taxes of $68,761 for the six months ended June 30, 1997 relate to the Consolidation Transactions. This expense is a non-recurring item.

The Company's net income increased $512,980 from $92,250 to $605,230 during the six months ended June 30, 1997, as compared to the corresponding period in 1996. Approximately $59,000 of this increase results from the net effect of decreasing expenses and increasing rental rates at the Original Properties and Cambridge. The remaining increase is due to the operations of the 1997 Acquisitions.

Results of operations of the Company for the three months ended June 30, 1997 and June 30, 1996.

Total revenues increased $3,952,571 from $525,450 to $4,478,021 during the three months ended June 30, 1997, as compared to the corresponding period in 1996. Approximately $3,768,700 of the increase is due to the operations of the 1997
Acquisitions. Additionally, $172,900 of the increase is related to property management revenues which represent fees earned on management services provided to properties owned by affiliated entities. Such revenue is derived from management contracts acquired in conjunction with the Consolidation Transactions; therefore there was no comparable revenue during the corresponding period in 1996. The remainder of the increase in total revenues is attributable to the increases in rental rates, offset by slight decreases in occupancy, experienced at the Original Properties and Cambridge, discussed below.

The Original Properties and Cambridge experienced increases in rental rates which were slightly offset by decreases in occupancy, having the net effect of increasing revenues. The weighted average rental rates for the Original Properties and Cambridge increased to $712 for the three months ended June 30, 1997 from $690 for the three months ended June 30, 1996. Physical occupancy for the Original Properties and Cambridge decreased to an aggregate weighted average occupancy of 97.7% for the three months ended June 30, 1997 from an aggregate weighted average of 98.2% for the three months ended June 30, 1996.

Property operating and maintenance expenses increased $1,242,186 from $165,595 to $1,407,781 during the three months ended June 30, 1997, as compared to the corresponding period in 1996. Expenses increased approximately $1,233,200 due to the operations of the 1997 Acquisitions.

Real estate taxes increased $374,358 from $52,105 to $426,463 during the three months ended June 30, 1997, as compared to the corresponding period in 1996. Approximately $372,982 of this increase is attributable to the 1997 Acquisitions. Related party management fees decreased $27,059 from $27,059 to $0 during the three months ended June 30, 1997, as compared to the corresponding period in 1996. This decrease is due to the Company's acquisition of the management company in conjunction with the Consolidation Transactions, resulting in the elimination of all such expenses in consolidation.

General and administrative expenses increased $257,633 from $20,026 to $277,659 during the three months ended June 30, 1997, as compared to the corresponding period in 1996. This increase is primarily due to the increased costs associated with the change in size and structure of the Company.

Interest expense increased $493,325 from $110,580 to $603,905 during the three months ended June 30, 1997, as compared to the corresponding period in 1996. The increase is due primarily to the $38.3 million mortgage debt assumed and/or refinanced as part of the 1997 Acquisitions.

Depreciation and amortization increased $805,711 from $87,789 to $915,678 during the six months ended June 30, 1997, as compared to the corresponding period in 1996. The increase is primarily due to the 1997 Acquisitions.

The Company's net income increased $437,379 from $71,297 to $508,676 during the three months ended June 30, 1997, as compared to the corresponding period in 1996. Approximately $19,000 of this increase results from the net effect of decreasing expenses and increasing rental rates at the Original Properties and Cambridge, as discussed above. The remaining increase is due to the operations of the 1997 Acquisitions.

Liquidity and Capital Resources

Cash and cash equivalents totaled $1,762,117 as of June 30, 1997. The Company's long-term debt to market capitalization on June 30, 1997 was 39.9% based on total market capitalization of $114,852,357 (6,494,062 Operating Partnership units outstanding including minority interest at $68,999,409 plus long-term debt) and long-term debt of $45,852,948.

Cash provided by operating activities was $608,046 for the six months ended June 30, 1997. Cash used in investing activities was $86,007 for the six months ended June 30, 1997.

Net cash provided by financing activities was $858,738 for the six months ended June 30, 1997.

On June 18, 1997, the Company declared a long dividend of $0.189 per share for the period from March 14, 197 to June 30, 1997. The dividend was paid on July 16, 1997 to shareholders of record on June 30, 1997. On March 10, 1997, the Company declared a short dividend of $0.184 per share for the period from January 1, 1997 to March 13, 1997, which was paid on March 28, 1997 to shareholders of record on March 10, 1997. The dividends declared during the period of $0.373 per share resulted in a 70.7% payout of funds from operations for the six months ended June 30, 1997.

The Company declared a distribution of $0.189 per common unit of Grove Operating, L.P. for all unit holders who were unit holders for the period March 14, 1997 to June 30, 1997. The distribution amount was prorated for unit holders that were not unit holders for the entire period of March 14, 1997 to June 30, 1997. The distribution was paid on July 16, 1997.

The Company intends to meet its short term liquidity requirements through cash flow provided by operations. The Company considers its ability to generate cash to be adequate, and expects it to continue to be adequate to meet operating requirements and pay shareholder dividends in accordance with REIT requirements. The Company may use other sources of capital to finance additional acquisitions including, but not limited to, the selling of additional equity interest in the Company, non-distributed Funds From Operations, the issuance of debt securities, funds from the Revolving Credit Facility, and exchanging Common Shares or Common Units for properties or interests in properties.

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

Funds from Operations

Industry analysts generally consider funds from operations ("FFO") an appropriate measure of performance of an equity REIT. Funds from operations is defined as income before gains (losses) on investments and extraordinary items (computed in accordance with generally accepted accounting principles) plus real estate depreciation, less preferred dividends and after adjustment for significant non-recurring items, if any. This definition conforms to the recommendations set forth in a White Paper adopted by the National Association of Real Estate Investment Trusts ("NAREIT") in early 1995. FFO for years prior to 1996 have been adjusted to conform to the NAREIT definition. The Company believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with the net income as presented in the financial statements and information included elsewhere in this Report. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indication of the Company's performance or as an alternative to cash flow as a measure of liquidity.

FFO increased $933,268 from $259,580 for the six months ended June 30, 1996 to $1,192,848 for the six months ended June 30, 1997. Dividends declared for the six months ended June 30, 1997 were $843,874, representing 71.3% of FFO. Dividends declared for the six months ended June 30, 1996 were $240,188, representing 92.5% of FFO. FFO per share was $0.45 and $0.42 for the six months ended June 30, 1997 and 1996, respectively.

FFO increased $835,505 from $143,426 for the three months ended June 30, 1996 to $978,931 for the three months ended June 30, 1997. Dividends declared for the the long period March 14, 1997 to June 30, 1997 were $747,274, representing 76.3% of FFO. Dividends declared for the three months ended June 30, 1996 were $120,750, representing 84.2% of FFO. FFO per share was $0.25 and $0.23 for the three months ended June 30, 1997 and 1996, respectively.

Cash Available for Distribution

Cash Available for Distribution ("CAD") is defined as FFO (as defined above) plus depreciation on personal property, less mortgage principal payments and recurring capital improvements. Recurring capital improvements include, but are not limited to, carpet and flooring replacement, appliance replacements, and electrical and plumbing fixture replacement. The Company believes that in order to facilitate a clear understanding of its operating results, CAD should be examined in conjunction with net income as presented in the financial statements and information included elsewhere in this Report. CAD does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. CAD should not be considered as an alternative to net income as an indication of the Company's performance or as an alternative to cash flow as a measure of liquidity.

CAD increased $915,805 from $228,982 for the six months ended June 30, 1996 to $1,144,787 for the six months ended June 30, 1997. Dividends declared for the six months ended June 30, 1997 were $843,874, representing 73.7% of CAD. Dividends declared for the six months ended June 30, 1996 were $240,188, representing 104.9% of CAD. CAD per share was $0.44 and $0.37 for the six months ended June 30, 1997 and 1996, respectively.

CAD increased $816,218 from $128,370 for the three months ended June, 1996 to $944,558 for the three months ended June 30, 1997. Dividends declared for the long period March 14, 1997 to June 30, 1997 were $747,274, representing 79.1% of CAD. Dividends declared for the three months ended June 30, 1996 were $120,750, representing 94.1% of CAD. CAD per share was $0.24 and $0.21 for the three months ended June 30, 1997 and 1996, respectively.

Inflation

Substantially all of the leases at the properties are for a term of one year or less, which may enable the Company to seek increased rents upon renewal or reletting. Such short-term leases generally lessen the risk to the Company of the potential adverse effects of inflation.

"Safe Harbor" Statement under Private Securities Litigation Reform Act of 1996

     Certain statements contained in this report, and in particular in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," statements in other filings with the Securities and Exchange Commission and statements in other public documents of the Company may be forward looking and are subject to a variety of risks and uncertainties. Many factors could cause actual results to differ materially from these statements. These factors include, but are not limited to, (i) population shifts which may increase or decrease the demand for rental housing, (ii) the value of commercial and residential rental properties in the Northeast where all of the Company's properties are located, in recent years, have fluctuated considerably, (iii) the effect on the Company's properties of competition from new apartment complexes which may be completed in proximity to such properties thereby increasing competition, (iv) the effect of weather and other conditions which can significantly affect property operating expenses, (v) the availability of acquisition financing or refinancing, (vi) compliance with applicable laws and regulations and (vii) other factors which might be described from time to time in the Company's filings with the Securities and Exchange Commission. In addition, the Company is subject to the effects of changes in the general business economic conditions.

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

PART II.  OTHER INFORMATION


Item 2.  Changes in Securities

                  (a)      Not applicable.

                  (b)      Not applicable.

                  (c) During the quarter ended June 30, 1997, the Company's subsidiary Grove Operating L.P. (the "Operating Partnership") issued an aggregate of 420,183 of its Common Units as part of the consideration for its acquisition of the assets of Northeast Apartments I Limited Partnership and West Hartford Center Associates, Limited Partnership and its acquisition of an interest in Windsor Arbor Limited Partnership. The assets of each of these limited partnerships consists primarily of interests in rental apartment complexes. Each person who acquired Common Units in these transactions represented to the Operating Partnership that such person was an accredited investor within the meaning of Rule 501 under the Securities Act of 1933, as amended (the "1933 Act"). The offer and sale of these Common Units was made by the Operating Partnership in reliance on Rule 506 under the 1933 Act.

                  The Common Units issued in the transactions referred to in the preceding paragraph are redeemable, under certain circumstances, at the option of the holders thereof. If redeemed, the Company has the option of paying the redemption price in cash based on the then market value per Common Share of the Company or by the issuance of one Common Share of the Company for each Common Unit redeemed.

                  In addition, on May 1, 1997, the Company sold 394 Common Shares to J. Joseph Garrahy, a member of the Board of Trust Managers of the Company, upon the exercise of options by Mr. Garrahy. Mr. Garrahy paid an aggregate of $2,836.80 for such Common Shares. As a member of the Board of Trust Managers of the Company, Mr. Garrahy is an "accredited investor" within the meaning of Rule 501 under the 1933 Act, and the sale of the Common Shares to him upon the exercise of his option was made by the Company in reliance on Rule 506 under the 1933 Act.

                  No underwriting discounts or commissions were paid by the Company or the Operating Partnership in connection with the transactions described above.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its Annual Meeting of Shareholders on June 18, 1997 (the "Annual Meeting"). At the Annual Meeting, the shareholders of the Company elected all of the nominees for Trustee and ratified the selection of Ernst & Young, LLP as the Company's independant public accountants for the fiscal year ending December 31, 1997, each as described in the Notice of Annual Meeting and Proxy Statement distributed in connection with the Annual Meeting. The results of the voting of the shareholders with respect to such matters is set forth below.

   I.   Election of Trustees

                                Total Vote for      Total Vote Withheld
                                 Each Trustee        from Each Trustee
                                 ------------        -----------------

          Theodore R. Bigman       2,680,344              11,302
          Harold V. Gorman         2,680,344              11,302
          Damon D. Navarro         2,679,754              11,892

   II. Ratification of the selection of Ernst & Young, LLP as the Company's independant public accountants for the fiscal year ending
        December 31, 1997.

                  For         Against         Abstain          Broker Non Vote
                  ---         -------         -------          ---------------

               2,688,593       3,053             0                    0


Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           27 - Financial Data Schedule

                  (b) During the quarter ended June 30, 1997, the Company filed a Current Report on Form 8-K dated May 30, 1997 responding to Items 2 and 7.
Amendment No. 1 to such Current Report included the following financial statements:

Financial Statements of Businesses Acquired.
         Four Winds Apartments
         ---------------------
         Statement of Revenue and Certain Expenses for the three months ended March 31, 1997 and the year ended December 31, 1996 and for the period September 28, 1995 (date operations commenced) to December 31, 1995.

         Brooksyde  Apartments
         ----------------------
         Statement of Revenue and Certain Expenses for the three months ended March 31, 1997 and the period from October 1, 1996 (date operations commenced) to December 31, 1996, the period from January 1, 1996 to September 30, 1996 and the year ended December 31, 1995.

         River's Bend Apartments
         -----------------------
         Statement of Revenue and Certain Expenses for the three months ended March 31, 1997 and years ended December 31, 1996 and 1995.

Pro Forma Financial Statements
         Pro Forma Condensed Balance Sheet as of March 31, 1997. Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 1996 and the three months ended March 31, 1997.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          REGISTRANT:

                          GROVE PROPERTY TRUST

Date: August 13, 1997     By:   /s/Joseph R. LaBrosse
                                ---------------------
                              Name:  Joseph R. LaBrosse
                             (on behalf of the registrant and as Chief Financial
                              Officer)

                                               EXHIBIT INDEX


              Exhibit No.                                         Description

                   27             Financial Data Schedule