Form 10QSB/A
period 1997-06-30
GROVE REAL ESTATE ASSET TRUST
filed 1997-09-25
CIK 920776

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-QSB/A

                                 Amendment No. 1

                                       to


                [X]QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

               [ ]TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                           Commission file No. 1-13080

                              GROVE PROPERTY TRUST
        (Exact name of small business issuer as specified in its charter)


           Maryland                                      06-1391084
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)


598 Asylum Avenue, Hartford, Connecticut                    06105
 Address of principal executive offices)                  (Zip Code)

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

                                EXPLANATORY NOTE

This amendment to the Quarterly Report on Form 10-QSB of Grove Property Trust (the "Company") for the quarter ended June 30, 1997 is being filed principally to separate minority interests of the partners in Grove Operating, LP ("OP Unitholders") and the partners in certain consolidated partnerships from shareholders' equity of the Company. Additional adjustments to paid in capital were required to reclassify certain costs associated with obtaining new equity and to record related party acquisitions at fair value rather than historical cost. Additional immaterial reclassifications are reflected in the Company's statements of operations and cash flows for the three and six months ended June 30, 1997.


                              GROVE PROPERTY TRUST

                                   Form 10-QSB
                                      Index

-------------------------------------------------------------------------------

                                                                           Page

Part I:        Financial Information                                          4

Item 1:        Condensed Consolidated Financial Statements (unaudited)        4

               Condensed Consolidated Balance Sheets of Grove Property Trust
               as of June 30, 1997 and December 31, 1996                      4

               Condensed  Consolidated Income Statements of Grove Property
               Trust for the three months ended June 30, 1997 and
               June 30, 1996                                                  5

               Condensed  Consolidated Income Statements of Grove Property
               Trust for the six months ended June 30, 1997 and
               June 30, 1996                                                  6

               Condensed Consolidated Statements of Cash Flows of Grove
               Property Trust for the six months ended June 30, 1997
               and June 30, 1996                                              7

               Notes to Condensed Consolidated Financial Statements           8

Item 2:        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           12

Part II:       Other Information                                             17

Item 6:        Exhibits and Reports on Form 8-K                              17

Signatures                                                                   18

Exhibit Index                                                                19



                                        GROVE PROPERTY TRUST
                                CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           June 30, 1997    December 31, 1996
                                                                             (Unaudited)       (Audited)
                                                                            -------------    -------------
                                               ASSETS
Real estate assets:
        Land ............................................................   $  10,971,517    $     920,293

        Buildings and improvements ......................................      99,311,226        8,528,075

        Furniture, fixtures and equipment ...............................       5,258,010          349,768
                                                                            -------------    -------------

                                                                              115,540,752        9,798,136

        Less - accumulated depreciation .................................     (28,589,729)      (1,049,815)
                                                                            -------------    -------------

                Net real estate assets ..................................      86,951,023        8,748,321


Cash and cash equivalents ...............................................       1,762,117          381,340

Cash - resident security deposits .......................................       1,170,271          157,537

Other assets ............................................................       3,078,600          233,412
                                                                            -------------    -------------

 Total assets ...........................................................   $  92,962,012    $   9,520,610
                                                                            =============    =============

                                LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
        Mortgage notes payable ..........................................   $  44,027,948    $   5,668,578

        Revolving credit facility .......................................       1,825,000             --

        Other liabilities ...............................................       3,759,653          350,341

        Due to affiliates ...............................................          88,163           19,190
                                                                            -------------    -------------


Total liabilities .......................................................      49,700,765        6,038,109
                                                                            -------------    -------------
Commitments

Minority interest in consolidated partnership ...........................       4,891,342             --

Minority interest in operating partnership...............................      16,109,378             --

Shareholders' equity:
        Preferred shares, $.01 par value per share,
            4,000,000 shares authorized; no shares
            issued or outstanding .......................................            --               --

        Common shares, $.01 par value per share,
        10,000,000 shares authorized; 3,953,829 and
        525,000 shares issued and outstanding ...........................          39,538            6,201

        Additional paid-in capital ......................................      22,886,800        3,912,225

        Distributions in excess of earnings .............................        (665,811)        (435,925)
                                                                            -------------    -------------

Total equity ............................................................      22,260,527        3,482,501
                                                                            -------------    -------------

Total liabilities and shareholders' equity ..............................   $  92,962,012    $   9,520,610
                                                                            =============    =============

See notes to financial statements.



                                           GROVE PROPERTY TRUST
                                 CONDENSED CONSOLIDATED INCOME STATEMENTS
                                               (Unaudited)


                                                               For the Three Months Ended
                                                               --------------------------
                                                                                                                  ---------
                                                                  June 30,    June 30,
                                                                    1997        1996
                                                                    ----        ----
Revenues:
    Rental income ..............................................$ 4,261,223  $  514,593

    Property management ........................................    172,897        --

    Interest and other income ..................................     43,901      10,857
                                                                  ---------   ---------

        Total revenues .........................................  4,478,021     525,450
                                                                  ---------   ---------


Expenses:
    Property operating and maintenance .........................  1,407,781     165,595

    Real estate taxes ..........................................    426,463      52,105

    Related party management fees ..............................       --        27,059

    General and administrative .................................    277,659      20,026
                                                                  ---------   ---------

        Total expenses .........................................  2,111,903     264,785
                                                                  ---------   ---------


                                                                  2,366,118     260,665


Interest expense ...............................................    603,905     101,580

Depreciation and amortization ..................................    915,678      87,789
                                                                  ---------   ---------


            Income before minority interests ...................    846,535      71,296


            Minority interests in consolidated partnerships ....     46,237        --

            Minority interest in operating partnership .........    290,508        --
                                                                  ---------   ---------

Net income .....................................................  $ 509,790   $  71,296
                                                                  =========   =========


Net income per common share ....................................   $   0.13     $  0.11
                                                                  =========   =========

Weighted average number of common shares .......................  3,953,699     620,102
                                                                  =========   =========

See notes to financial statements.


                                           GROVE PROPERTY TRUST
                                 CONDENSED CONSOLIDATED INCOME STATEMENTS
                                               (Unaudited)

                                                                      For the Six Months Ended
                                                                      ------------------------

                                                                      June 30,      June 30,
                                                                         1997         1996
                                                                       ----------   ----------

Revenues:
    Rental income ..................................................   $5,438,245   $1,000,825

    Property management ............................................      218,197         --

    Interest and other income ......................................      127,747       19,729
                                                                          -------       ------


        Total revenues .............................................    5,784,189    1,020,554
                                                                        ---------    ---------


Expenses:
    Property operating and maintenance .............................    1,964,172      346,069

    Real estate taxes ..............................................      542,481      101,712

    Related party management fees ..................................       21,795       52,594

    General and administrative .....................................      346,694       40,450
                                                                          -------       ------


        Total expenses .............................................    2,875,142      540,826
                                                                        ---------      -------

                                                                        2,909,047      479,729


Interest expense ...................................................      777,026      189,203

Depreciation and amortization ......................................    1,155,306      198,275
                                                                        ---------      -------


            Income before minority interests .......................      976,715       92,250


            Minority interests in consolidated partnerships ........       49,241         --

            Minority interest in operating partnership .............      313,486         --
                                                                       ----------   ----------


                Net income .........................................   $  613,988   $   92,250
                                                                       ----------   ----------


et income per common share ........................................   $     0.24   $     0.15
                                                                       ==========   ==========


Weighted average number of common shares ...........................    2,627,601      620,102
                                                                       ==========   ==========

See notes to financial statements.



                              GROVE PROPERTY TRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      For the Six Months Ended
                                                                      ------------------------

                                                                        June 30,      June 30,
                                                                         1997           1996
                                                                         ----           ----
Net cash provided by operating activities ........................   $   626,085    $   309,185
                                                                     -----------    -----------


Cash flows from investing activities: ............................      (522,478)
      Acquisition charges ........................................          --

      Cash acquired on purchase of partnerships ..................     3,213,353           --

      Purchase of limited partnership interests ..................    (3,383,089)          --

      Additions to real estate assets ............................      (319,054)       (48,823)
                                                                     -----------    -----------


                  Net cash (used in) investing activities ........    (1,011,268)       (48,823)
                                                                     -----------    -----------


Cash flows from financing activities:
      Net proceeds from mortgage payable on acquisition ..........    16,909,000        220,198

      Financing costs ............................................      (648,216)       (23,169)

      Proceeds from new equity investment, net of issuance costs .    27,524,133             -

      Repayment of mortgages payable .............................   (41,043,645)       (27,043)

      Payments to affiliates .....................................      (757,962)       (95,732)

      Dividends paid .............................................      (217,350)      (238,875)
                                                                     -----------    -----------


        Net cash provided by (used in) financing activities ......     1,765,960       (164,621)
                                                                     -----------    -----------


Net increase in cash and cash equivalents ........................     1,380,777         95,741


Cash and cash equivalents, beginning of period ...................       381,340        383,725
                                                                     -----------    -----------


Cash and cash equivalents, end of period .........................  $  1,762,117    $   479,466
                                                                     ===========    ===========


See notes to financial statements.

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


     In February 1997, the Financial Accounting Standard Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the periods ended June 30, 1997 and June 30, 1996 is not material.


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

3.  RECENT ACQUISITIONS

     Pursuant to a Contribution Agreement dated as of May 30, 1997 (the "Contribution Agreement"), effective June 1, 1997, the Company acquired two related party residential apartment complexes through the Operating Partnership. These acquisitions were effected by the Operating Partnership through the acquisition of the assets (other than certain amounts of cash) and the assumption of liabilities of Northeast Apartments I Limited Partnership, the owner of Four Winds Apartments ("Northeast L.P."), and of West Hartford Center Associates, Limited Partnership, the owner of
     Brooksyde Apartments ("West Hartford L.P."). In addition, simultaneously with the acquisition of Four Winds Apartments and Brooksyde Apartments and through the Operating Partnership, the Company acquired an interest in Windsor Arbor Limited Partnership, the owner of River's Bend Apartments ("Windsor Arbor"), and anticipates that it will acquire the remaining limited partnership interests in Windsor Arbor on or before December 31, 1997 for $4.9 million.

    Upon consummation of the transactions referred to above, the Operating Partnership issued an aggregate of 420,183 Common Units valued at $10 per unit, which, under certain circumstances, could be redeemed for an equal number of Common Shares of the Company. The Company also assumed mortgage debt on Four Winds Apartments and Brooksyde Apartments in the aggregate remaining principal amount of $6.2 million. Additionally, the Windsor Arbor investment is encumbered by $8.6 million mortgage debt which is included in the Company's consolidated financial statements at June 30, 1997. To complete these transactions, the Company borrowed $1.8 million under its line of credit and used $68,000 of its available cash.

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

                                            June 30, 1997        June 30, 1996
                                            -------------        -------------
   Revenues                                 $  11,321,779         $  10,985,878
   Net income after minority interests
   and extraordinary items                        672,408               556,646
   Earnings per share                                0.17                  0.14



5.   MORTGAGE NOTES PAYABLE

     Mortgage notes payable at June 30, 1997 and December 31, 1996 consist of the following:

                                           June 30, 1997      December 31, 1996
                                           -------------      -----------------
       Amortizing first mortgage notes      $  10,042,537        $  5,668,578
       Interest only first mortgage notes      33,985,411                  -
                                               ----------         -----------

                                            $  44,027,948         $  5,668,578
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

     The interest rate on the variable notes has been partially fixed with three interest rate swap contracts (the "Interest Swaps") with two banks. The Interest Swaps, in effect, (i) have fixed $7.6 million of debt at 7.67% for the period from October 1, 1997 through October 1, 2007, (ii) have fixed $7.6 million of debt at 7.68% for the period from October 1, 1997 through January 4, 2005, and (iii) have fixed $9.1 million of debt at 7.09% from December 15, 1995 through December 15, 2000. The Interest Swaps have been pledged as collateral under the various related variable notes.

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


Property operating and maintenance expenses increased $1,618,103 from $346,069 to $1,964,172 during the six months ended June 30, 1997, as compared to the corresponding period in 1996. The increase is primarily due to the operations of the 1997 Acquisitions.


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


The Company's net income increased $521,738 from $92,250 to $613,988 during the six months ended June 30, 1997, as compared to the corresponding period in 1996. Approximately $59,000 of this increase results from the net effect of decreasing expenses and increasing rental rates at the Original Properties and Cambridge. The remaining increase is due to the operations of the 1997 Acquisitions.


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


Interest expense increased $502,325 from $101,580 to $603,905 during the three months ended June 30, 1997, as compared to the corresponding period in 1996. The increase is due primarily to the $38.3 million mortgage debt assumed and/or refinanced as part of the 1997 Acquisitions.

Depreciation and amortization increased $827,889 from $87,789 to $915,678 during the six months ended June 30, 1997, as compared to the corresponding period in 1996. The increase is primarily due to the 1997 Acquisitions.

The Company's net income increased $438,494 from $71,296 to $509,790 during the three months ended June 30, 1997, as compared to the corresponding period in 1996. Approximately $19,000 of this increase results from the net effect of decreasing expenses and increasing rental rates at the Original Properties and Cambridge, as discussed above. The remaining increase is due to the operations of the 1997 Acquisitions.


Liquidity and Capital Resources


Cash and cash equivalents totaled $1,762,117 as of June 30, 1997. The Company's long-term debt, including the Revolving Credit Facility, to market capitalization on June 30, 1997 was 39.9% based on total market capitalization of $114,792,740, based on 2,534,622 Operating Partnership units and 3,953,829 Common Shares outstanding valued at $10.625 per share/unit plus long-term debt $45,852,948, including the Revolving Credit Facility .

Cash provided by operating activities was $626,085 for the six months ended June 30, 1997. Cash used in investing activities was $1,011,268 for the six months ended June 30, 1997. Net cash provided by financing activities was $1,765,960 for the six months ended June 30, 1997.

On June 18, 1997, the Company declared a "long" period dividend of $0.189 per share for the period from March 14, 1997 to June 30, 1997. The dividend was paid on July 16, 1997 to shareholders of record on June 30, 1997. On March 10, 1997, the Company declared a "short" period dividend of $0.184 per share for the period from January 1, 1997 to March 13, 1997, which was paid on March 28, 1997 to shareholders of record on March 10, 1997. The dividends declared during the period of $0.373 per share resulted in a 66.4% payout of funds from operations for the six months ended June 30, 1997.


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


FFO increased $1,002,580 from $268,208 for the six months ended June 30, 1996 to $1,270,788 for the six months ended June 30, 1997. Dividends declared for the six months ended June 30, 1997 were $843,874, representing 66.4% of FFO. Dividends declared for the six months ended June 30, 1996 were $240,188, representing 89.6% of FFO. FFO per share was $0.48 and $0.43 for the six months ended June 30, 1997 and 1996, respectively.

FFO increased $820,112 from $149,239 for the three months ended June 30, 1996 to $969,351 for the three months ended June 30, 1997. Dividends declared for the long period March 14, 1997 to June 30, 1997 were $747,274, representing 77.1% of FFO. Dividends declared for the three months ended June 30, 1996 were $120,750, representing 80.9% of FFO. FFO per share was $0.25 and $0.24 for the three months ended June 30, 1997 and 1996, respectively.

FFO was calculated as follows:

                                                         For the Three Months Ended     For the Six Months Ended
                                                         --------------------------     ------------------------
                                                             June 30,      June 30,     June 30,     June 30,
                                                                1997         1996         1997         1996
                                                            ----------   ----------   ----------   ----------
Net income before minority interests ....................   $  846,535   $   71,296   $  976,715   $   92,250

Real estate depreciation and amortization ...............      773,625       77,943      980,215      175,958

Non-recurring expenses ..................................         --           --         68,761         --
                                                             ---------     --------       ------     --------

Funds from operations before minority interests .........    1,620,160      149,239    2,025,691      268,208

Minority interests in consolidated patnerships ..........       98,438         --        105,397         --

Minority interest in operating partnership ..............      552,371         --        649,506         --
                                                               -------     --------      -------    ---------


FFO .....................................................   $  969,351   $  149,239   $1,270,788   $  268,208
                                                            ==========   ==========   ==========   ==========

FFO/ Share ..............................................   $     0.25   $     0.24   $     0.48   $     0.43
                                                             ==========   ==========   ==========   =========


Cash Available for Distribution

Cash  Available  for  Distribution  ("CAD") is defined by  management as FFO (as defined above) plus depreciation on personal property and amortization of financing costs, less mortgage principal payments and recurring capital improvements. Recurring capital improvements include, but are not limited to, carpet and flooring replacement, appliance replacements, and electrical and plumbing fixture replacement. The Company believes that in order to facilitate a clear understanding of its operating results, CAD should be examined in conjunction with net income as presented in the financial statements and information included elsewhere in this Report. CAD does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. CAD should not be considered as an alternative to net income as an indication of the Company's performance or as an alternative to cash flow as a measure of liquidity.


CAD increased $1,014,513 from $258,437 for the six months ended June 30, 1996 to $1,272,950 for the six months ended June 30, 1997. Dividends declared for the six months ended June 30, 1997 were $843,874, representing 66.3% of CAD. Dividends declared for the six months ended June 30, 1996 were $240,188, representing 92.9% of CAD. CAD per share was $0.48 and $0.42 for the six months ended June 30, 1997 and 1996, respectively.

CAD increased $831,463 from $142,055 for the three months ended June, 1996 to $973,518 for the three months ended June 30, 1997. Dividends declared for the long period March 14, 1997 to June 30, 1997 were $747,274, representing 76.7% of CAD. Dividends declared for the three months ended June 30, 1996 were $120,750, representing 85.01% of CAD. CAD per share was $0.25 and $0.23 for the three months ended June 30, 1997 and 1996, respectively.

CAD was calculated as follows:

                                                               For the Three Months Ended   For the Six Months Ended
                                                               --------------------------   ------------------------
                                                                 June 30,       June 30,      June 30,      June 30,
                                                                    1997          1996          1997          1996
                                                                 ----------    ----------    ----------    ----------
Funds from operations before minority interests ..............   $1,620,160     $ 149,239    $2,025,691     $ 268,208

Recurring capital improvements ...............................     (111,650)      (11,216)     (136,004)      (23,460)

Depreciation on personal property ............................       91,574         8,641       116,219        19,906

Amortization of finance fees .................................       50,479         1,205        58,872         2,411

Imputed interest .............................................        9,987         9,291        19,795        18,415

Mortgage principal payments ..................................      (45,315)      (15,105)      (67,107)      (27,043)
                                                                    -------       -------       -------       -------


Cash available for distribution before minority interests ....    1,615,235       142,055     2,017,466       258,437

Minority interests in consolidated partnerships ..............       86,971          --          93,905          --

Minority interest in operating partnership ...................      554,746          --         650,611          --
                                                                    -------      ---------      -------     ---------


CAD ..........................................................   $  973,518     $ 142,055    $1,272,950      $258,437
                                                                 ==========     =========    ==========      ========


CAD/Share ....................................................      $  0.25       $  0.23       $  0.48       $  0.42
                                                                    =======       =======       =======       =======


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

Financial Statements of Businesses Acquired.
         Four Winds Apartments
         Statement of Revenue and Certain Expenses for the three months ended March 31, 1997 and the year ended December 31, 1996 and for the period September 28, 1995 (date operations commenced) to December 31, 1995. Brooksyde Apartments Statement of Revenue and Certain Expenses for the three months ended March 31, 1997 and the period from October 1, 1996 (date operations commenced) to December 31, 1996, the period from January 1, 1996 to September 30, 1996 and the year ended December 31, 1995. River's Bend Apartments Statement of Revenue and Certain Expenses for the three months ended March 31, 1997 and years ended December 31, 1996 and 1995.
Pro Forma Financial Statements
         Pro Forma Condensed Balance Sheet as of March 31, 1997. Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 1996 and the three months ended March 31, 1997.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has cause this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           REGISTRANT:

                                           GROVE PROPERTY TRUST

Date: September 24, 1997                   By:   /s/Joseph R. LaBrosse
                                                 ---------------------
                                                 Name:  Joseph R. LaBrosse
                                              (on behalf of the registrant and
                                               as Chief Financial Officer)

                                               EXHIBIT INDEX


              Exhibit No.               Description

                   27             Financial Data Schedule