Form 10QSB/A
period 1997-06-30
GROVE REAL ESTATE ASSET TRUST
filed 1997-10-16
CIK 920776

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-QSB/A

                                 Amendment No. 2

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

                                EXPLANATORY NOTE

This amendment to the Quarterly Report on Form 10-QSB of Grove Property Trust (the "Company") for the quarter ended June 30, 1997 is being filed to reflect the recording of the acquisition of certain partnership interests from non-sponsor limited partners using their market value rather than historical cost. These changes are reflected in the consolidated balance sheet.


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



                                        GROVE PROPERTY TRUST
                                CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           June 30, 1997    December 31, 1996
                                                                             (Unaudited)       (Audited)
                                                                            -------------    -------------
                                               ASSETS                                (In thousands)
Real estate assets:
        Land ............................................................   $      11,971    $         920

        Buildings and improvements ......................................         103,954            8,528

        Furniture, fixtures and equipment ...............................           5,258              350
                                                                            -------------    -------------

                                                                                  121,003            9,798

        Less - accumulated depreciation .................................         (28,590)          (1,050)
                                                                            -------------    -------------

                Net real estate assets ..................................          92,413            8,748


Cash and cash equivalents ...............................................           1,762              381

Cash - resident security deposits .......................................           1,170              158

Other assets ............................................................           3,079              234
                                                                            -------------    -------------

 Total assets ...........................................................   $      98,424    $       9,521
                                                                            =============    =============

                                LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
        Mortgage notes payable ..........................................   $      44,028    $   5,668,578

        Revolving credit facility .......................................           1,825             --

        Other liabilities ...............................................           3,760              350

        Due to affiliates ...............................................              88               19
                                                                            -------------    -------------


Total liabilities .......................................................          49,701            6,038
                                                                            -------------    -------------
Commitments

Minority interest in consolidated partnership ...........................           6,395             --

Minority interest in operating partnership...............................          17,488             --

Shareholders' equity:
        Preferred shares, $.01 par value per share,
            4,000,000 shares authorized; no shares
            issued or outstanding .......................................            --               --

        Common shares, $.01 par value per share,
        10,000,000 shares authorized; 3,953,829 and
        525,000 shares issued and outstanding ...........................              40                6

        Additional paid-in capital ......................................          25,466            3,912

        Distributions in excess of earnings .............................           (666)            (435)
                                                                            -------------    -------------

Total equity ............................................................         24,840            3,483
                                                                            -------------    -------------

Total liabilities and shareholders' equity ..............................   $     98,424    $       9,521
                                                                            =============    =============

See notes to financial statements.



                                           GROVE PROPERTY TRUST
                                 CONDENSED CONSOLIDATED INCOME STATEMENTS
                                               (Unaudited)


                                                               For the Three Months Ended
                                                               --------------------------
                                                                                                                  ---------
                                                                  June 30,    June 30,
                                                                    1997        1996
                                                                    ----        ----
                                                                  (In thousands)
Revenues:
    Rental income ..............................................$ 4,261  $      515

    Property management ........................................    173         --

    Interest and other income ..................................     44          11
                                                                  ---------   ---------

        Total revenues .........................................  4,478         526
                                                                  ---------   ---------


Expenses:
    Property operating and maintenance .........................    1,408       166

    Real estate taxes ..........................................      426        52

    Related party management fees ..............................       --        27

    General and administrative .................................      278        20
                                                                  ---------   ---------

        Total expenses .........................................    2,112       265
                                                                  ---------   ---------


                                                                    2,366     261


Interest expense ...............................................      604     102

Depreciation and amortization ..................................      915      88
                                                                  ---------   ---------


            Income before minority interests ...................      847      71


            Minority interests in consolidated partnerships ....       46        --

            Minority interest in operating partnership .........      291        --
                                                                  ---------   ---------

Net income .....................................................  $   510   $  71
                                                                  =========   =========


Net income per common share ....................................   $   0.13     $  0.11
                                                                  =========   =========

Weighted average number of common shares .......................  3,953,699     620,102
                                                                  =========   =========

See notes to financial statements.


                                           GROVE PROPERTY TRUST
                                 CONDENSED CONSOLIDATED INCOME STATEMENTS
                                               (Unaudited)

                                                                      For the Six Months Ended
                                                                      ------------------------

                                                                      June 30,      June 30,
                                                                         1997         1996
                                                                       ----------   ----------
                                                                        (In thousands)
Revenues:
    Rental income ..................................................     $5,438      $1,001

    Property management ............................................        218         --

    Interest and other income ......................................        128          20
                                                                          -------     ------


        Total revenues .............................................      5,784       1,021
                                                                        ---------    ---------


Expenses:
    Property operating and maintenance .............................      1,964         346

    Real estate taxes ..............................................        542         102

    Related party management fees ..................................         22          53

    General and administrative .....................................        347          40
                                                                          -------     ------


        Total expenses .............................................      2,875         541
                                                                        ---------      -------

                                                                          2,909         480


Interest expense ...................................................        777         189

Depreciation and amortization ......................................      1,155         198
                                                                        ---------      -------


            Income before minority interests .......................        977         93


            Minority interests in consolidated partnerships ........         49         --

            Minority interest in operating partnership .............        314         --
                                                                       ----------   ----------


                Net income .........................................   $    614   $    93
                                                                       ----------   ----------


Net income per common share .......................................   $     0.24   $     0.15
                                                                       ==========   ==========


Weighted average number of common shares ...........................    2,627,601      620,102
                                                                       ==========   ==========

See notes to financial statements.



                              GROVE PROPERTY TRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      For the Six Months Ended
                                                                      ------------------------

                                                                        June 30,      June 30,
                                                                         1997           1996
                                                                         ----           ----
                                                                           (In thousands)
Net cash provided by operating activities ........................   $      626    $     309
                                                                     -----------    -----------


Cash flows from investing activities: ............................
      Acquisition charges ........................................         (522)          --

      Cash acquired on purchase of partnerships ..................        3,213           --

      Purchase of limited partnership interests ..................       (3,383)          --

      Additions to real estate assets ............................         (319)         (49)
                                                                     -----------    -----------


                  Net cash (used in) investing activities ........       (1,011)         (49)
                                                                     -----------    -----------


Cash flows from financing activities:
      Net proceeds from mortgage payable on acquisition ..........       16,909          220

      Financing costs ............................................         (648)         (23)

      Proceeds from new equity investment, net of issuance costs .       27,524             -

      Repayment of mortgages payable .............................      (41,044)         (27)

      Payments to affiliates .....................................         (758)         (96)

      Dividends paid .............................................         (217)        (239)
                                                                     -----------    -----------


        Net cash provided by (used in) financing activities ......        1,766         (165)
                                                                     -----------    -----------


Net increase in cash and cash equivalents ........................        1,381           95


Cash and cash equivalents, beginning of period ...................          381          384
                                                                     -----------    -----------


Cash and cash equivalents, end of period .........................  $     1,762    $     479
                                                                     ===========    ===========


See notes to financial statements.

                                            GROVE PROPERTY TRUST

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                (Unaudited)
                                               (In thousands)


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

         In exchange for the above, the Grove Companies received an aggregate of 904,867 Common Units in the Operating Partnership and a cash payment of $178 from the Company, and the Company received 620,102 Common Units in the Operating Partnership. Additionally, the Company contributed to the Operating Partnership the gross proceeds received from new equity investments in exchange for a number of additional Common Units equal to the number of Common Shares issued by the Company to the new equity investors.

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

    Upon consummation of the transactions referred to above, the Operating Partnership issued an aggregate of 420,183 Common Units valued at $10 per unit, which, under certain circumstances, could be redeemed for an equal number of Common Shares of the Company. The Company also assumed mortgage debt on Four Winds Apartments and Brooksyde Apartments in the aggregate remaining principal amount of $6.2 million. Additionally, the Windsor Arbor investment is encumbered by $8.6 million mortgage debt which is included in the Company's consolidated financial statements at June 30, 1997. To complete these transactions, the Company borrowed $1.8 million under its line of credit and used $68 of its available cash.

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

                                            June 30, 1997        June 30, 1996
                                            -------------        -------------

   Revenues                                 $      11,322             $  10,986
   Net income after minority interests
   and extraordinary items                            672                   557
   Earnings per share                                0.17                  0.14



5.   MORTGAGE NOTES PAYABLE

     Mortgage notes payable at June 30, 1997 and December 31, 1996 consist of the following:

                                           June 30, 1997      December 31, 1996
                                           -------------      -----------------
       Amortizing first mortgage notes      $      10,043        $   5,669
       Interest only first mortgage notes          33,985                  -
                                               ----------         -----------

                                            $      44,028         $  5,669
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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS OF THE COMPANY FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996.

Total revenues increased $4,763 from $1,021 to $5,784 during the six months ended June 30, 1997, as compared to the corresponding period in 1996. Approximately $4,480 of the increase is due to the operations of the 1997
Acquisitions. Additionally, $218 of the increase is related to property management revenues which represent fees earned on management services provided to properties owned by affiliated entities. Such revenue is derived from management contracts acquired in conjunction with the Consolidation Transactions; therefore there was no comparable revenue during the corresponding period in 1996. The remainder of the increase in total revenues is attributable to the increases in rental rates, offset by slight decreases in occupancy experienced at the Original Properties and Cambridge, discussed below.

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


Property operating and maintenance expenses increased $1,618 from $346 to $1,964 during the six months ended June 30, 1997, as compared to the corresponding period in 1996. The increase is primarily due to the operations of the 1997 Acquisitions.


Real estate taxes increased $440 from $102 to $542 during the six months ended June 30, 1997, as compared to the corresponding period in 1996. The increase is due primarily to the 1997 Acquisitions. Related party management fees decreased $31 from $53 to $22. This decrease is due to the Company's acquisition of the management company in conjunction with the Consolidation Transactions, resulting in the elimination of all such expenses in consolidation.

General and administrative expenses increased $307 from $40 to $347 during the six months ended June 30, 1997, as compared to the corresponding period in 1996. This increase is primarily due to the increased costs associated with the change in size and structure of the Company.

Interest expense increased $588 from $189 to $777 during the six months ended June 30, 1997, as compared to the corresponding period in 1996. The increase is primarily due to the $38.3 million mortgage debt assumed and/or refinanced as part of the 1997 Acquisitions.

Depreciation and amortization increased $957 from $198 to $1,155 during the six months ended June 30, 1997, as compared to the corresponding period in 1996. This increase results from approximately $966 attributable to the 1997 Acquisitions.


The Company's net income increased $521 from $93 to $614 during the six months ended June 30, 1997, as compared to the corresponding period in 1996. Approximately $59 of this increase results from the net effect of decreasing expenses and increasing rental rates at the Original Properties and Cambridge. The remaining increase is due to the operations of the 1997 Acquisitions.


RESULTS OF OPERATIONS OF THE COMPANY FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996.


Total revenues increased $3,953 from $526 to $4,478 during the three months ended June 30, 1997, as compared to the corresponding period in 1996. Approximately $3,769 of the increase is due to the operations of the 1997
Acquisitions. Additionally, $173 of the increase is related to property management revenues which represent fees earned on management services provided to properties owned by affiliated entities. Such revenue is derived from management contracts acquired in conjunction with the Consolidation Transactions; therefore there was no comparable revenue during the corresponding period in 1996. The remainder of the increase in total revenues is attributable to the increases in rental rates, offset by slight decreases in occupancy, experienced at the Original Properties and Cambridge, discussed below.

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

Property operating and maintenance expenses increased $1,242 from $166 to $1,408 during the three months ended June 30, 1997, as compared to the corresponding period in 1996. Expenses increased approximately $1,233 due to the operations of the 1997 Acquisitions.

Real estate taxes  increased  $374 from $52 to $426 during the three months ended June 30,  1997,  as compared to the  corresponding  period in 1996.
Approximately   $373  of  this   increase  is   attributable   to  the  1997
Acquisitions. Related party management fees decreased $27 from $27 to $0 during the three months ended June 30, 1997, as compared to the corresponding period in 1996. This decrease is due to the Company's acquisition of the management company in conjunction with the Consolidation Transactions, resulting in the elimination of all such expenses in consolidation.

General and administrative expenses increased $258 from $20 to $278 during the three months ended June 30, 1997, as compared to the corresponding period in 1996. This increase is primarily due to the increased costs associated with the change in size and structure of the Company.


Interest expense increased $502 from $102 to $604 during the three months ended June 30, 1997, as compared to the corresponding period in 1996. The increase is due primarily to the $38.3 million mortgage debt assumed and/or refinanced as part of the 1997 Acquisitions.

Depreciation and amortization increased $827 from $88 to $915 during the six months ended June 30, 1997, as compared to the corresponding period in 1996. The increase is primarily due to the 1997 Acquisitions.

The Company's net income increased $439 from $71 to $510 during the three months ended June 30, 1997, as compared to the corresponding period in 1996. Approximately $19 of this increase results from the net effect of decreasing expenses and increasing rental rates at the Original Properties and Cambridge, as discussed above. The remaining increase is due to the operations of the 1997 Acquisitions.


Liquidity and Capital Resources


Cash and cash equivalents totaled $1,762 as of June 30, 1997. The Company's long-term debt, including the Revolving Credit Facility, to market capitalization on June 30, 1997 was 39.9% based on total market capitalization of $114,793, based on 2,534,622 Operating Partnership units and 3,953,829 Common Shares outstanding valued at $10.625 per share/unit plus long-term debt $45,853, including the Revolving Credit Facility .

Cash provided by operating activities was $626 for the six months ended June 30, 1997. Cash used in investing activities was $1,011 for the six months ended June 30, 1997. Net cash provided by financing activities was $1,766 for the six months ended June 30, 1997.

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


FFO increased $1,001 from $269 for the six months ended June 30, 1996 to $1,270 for the six months ended June 30, 1997. Dividends declared for the six months ended June 30, 1997 were $844, representing 66.4% of FFO.
Dividends declared for the six months ended June 30, 1996 were $240, representing 89.6% of FFO. FFO per share was $0.48 and $0.43 for the six months ended June 30, 1997 and 1996, respectively.

FFO increased $822 from $149 for the three months ended June 30, 1996 to $971 for the three months ended June 30, 1997. Dividends declared for the long period March 14, 1997 to June 30, 1997 were $747, representing 77.1% of FFO. Dividends declared for the three months ended June 30, 1996 were $121, representing 80.9% of FFO. FFO per share was $0.25 and $0.24 for the three months ended June 30, 1997 and 1996, respectively.

FFO was calculated as follows:

                                                         For the Three Months Ended     For the Six Months Ended
                                                         --------------------------     ------------------------
                                                             June 30,      June 30,     June 30,     June 30,
                                                                1997         1996         1997         1996
                                                            ----------   ----------   ----------   ----------
Net income before minority interests ....................   $    847   $     71         $  977   $      93

Real estate depreciation and amortization ...............        774         78            980         176

Non-recurring expenses ..................................         --           --           69         --
                                                             ---------     --------       ------     --------

Funds from operations before minority interests .........      1,621        149          2,026         269

Minority interests in consolidated patnerships ..........         98         --            106         --

Minority interest in operating partnership ..............        552         --            650         --
                                                               -------     --------      -------    ---------


FFO .....................................................   $    971   $    149         $1,270   $     269
                                                            ==========   ==========   ==========   ==========

FFO/ Share ..............................................   $   0.25   $     0.24   $     0.48   $     0.43
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


CAD increased $1,014 from $259 for the six months ended June 30, 1996 to $1,273 for the six months ended June 30, 1997. Dividends declared for the six months ended June 30, 1997 were $843, representing 66.3% of CAD.
Dividends declared for the six months ended June 30, 1996 were $240, representing 92.9% of CAD. CAD per share was $0.48 and $0.42 for the six months ended June 30, 1997 and 1996, respectively.

CAD increased $832 from $142 for the three months ended June, 1996 to $974 for the three months ended June 30, 1997. Dividends declared for the long period March 14, 1997 to June 30, 1997 were $747, representing 76.7% of CAD. Dividends declared for the three months ended June 30, 1996 were $121, representing 85.01% of CAD. CAD per share was $0.25 and $0.23 for the three months ended June 30, 1997 and 1996, respectively.

CAD was calculated as follows:

                                                               For the Three Months Ended   For the Six Months Ended
                                                               --------------------------   ------------------------
                                                                 June 30,       June 30,      June 30,      June 30,
                                                                    1997          1996          1997          1996
                                                                 ----------    ----------    ----------    ----------
Funds from operations before minority interests ..............   $1,621     $ 149    $2,026     $    269

Recurring capital improvements ...............................     (112)      (11)     (136)         (23)

Depreciation on personal property ............................       92         9       116           20

Amortization of finance fees .................................       50         1        59            2

Imputed interest .............................................       10         9        20           18

Mortgage principal payments ..................................      (45)      (15)      (67)         (27)
                                                                  -------    -------  -------       -------


Cash available for distribution before minority interests ....    1,616       142     2,018          259

Minority interests in consolidated partnerships ..............       87          --      94          --

Minority interest in operating partnership ...................      555          --      651          --
                                                                  -------   -------   ------     ---------


CAD ..........................................................   $  974     $ 142     $1,273         $259
                                                                 =======    ======     ======      ========


CAD/Share ....................................................   $  0.25   $  0.23   $  0.48       $  0.42
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