Form 10KSB/A
period 1996-12-31
GROVE PROPERTY TRUST
filed 1997-10-31
CIK 920776

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A

                                 Amendment No. 1

                                       to


                 [X]ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                           Commission file No. 1-13080

                              GROVE PROPERTY TRUST
                 (Name of Small Business Issuer in Its Charter)

             Maryland                                    06-1391084
State of Incorporation or Organization)    (I.R.S. Employer Identification No.)

598 Asylum Avenue, Hartford, Connecticut                   06105
 (Address of Principal Executive Offices)                (Zip Code)

                                (860) 520-4789
                          (Issuer's Telephone Number)

                         GROVE REAL ESTATE ASSET TRUST
                                 (Former Name)

                 Securities registered under Section 12(b) of
                               the Exchange Act:

  Title of Each Class:                Name of Each Exchange on Which Registered:
Common Shares of Beneficial                       American Stock Exchange, Inc.
Interest, $.01 par value


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

The aggregate market value of voting stock held by non-affiliates as of October 29, 1997 was $35,412,723.

The number of Common Shares of Beneficial Interest outstanding as of October 29, 1997 was 3,953,829.

                      DOCUMENTS INCORPORATED BY REFERENCE:
              Definitive proxy statement for 1997 Annual Meeting of
                     Shareholders - Part III of Form 10-KSB

PART I

Item 7.  Financial Statements

Financial statements and supplementary financial information are contained on pages F-1 to F-13 of this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            REGISTRANT:


                                            GROVE PROPERTY TRUST

Date:  October 30, 1997                     By:/s/ Joseph R. LaBrosse
                                               ----------------------
                                            Name:    Joseph R. LaBrosse
                                            Title:   Chief Financial Officer,
                                                     Secretary, Treasurer, and
                                                     Trust Manager

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The following financial statements of the Registrant and its subsidiaries required to be included in Item 13(a)(1) are listed below:

GROVE PROPERTY TRUST
                                                                        Page
                                                                        ----
Report of Independent  Certified Public  Accountants                     F-2
Balance Sheet as of December 31, 1996                                    F-3
Income Statements for the years ended December 31, 1996
and 1995                                                                 F-4
Statements of Shareholders' Equity for the years ended
   December 31, 1996 and 1995                                            F-5
Statements of Cash Flows for the years ended December 31, 1996
   and 1995                                                              F-6
Notes to Financial Statements                                        F-7 - F-13

REPORT OF INDEPENDENT AUDITORS

The Shareholders and Board of Trust Managers
Grove Property Trust

We have audited the accompanying balance sheet of Grove Property Trust (formerly known as Grove Real Estate Asset Trust) as of December 31, 1996 and the related statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurances about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grove Property Trust as of December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.




Ernst & Young LLP


New York, New York
September 2, 1997

                        GROVE PROPERTY TRUST
                          BALANCE SHEET
                           December 31,
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
                                                                    ===========

See accompanying notes.

                              GROVE PROPERTY TRUST
                                INCOME STATEMENTS




                                              Years Ended December 31,
                                          -------------------------------

                                               1996            1995

Revenues:
    Rental income .......................   $2,046,390   $1,287,013
    Interest and other income ...........       35,849       29,902
                                                ------       ------

        Total revenues ..................    2,082,239    1,316,915
                                             ---------    ---------



Expenses:
    Property operating and maintenance ..      655,821      406,227
    Real estate taxes ...................      208,302      147,770
    Related party management fees .......      108,731       66,781
    General and administrative ..........       66,798       56,363
                                                ------       ------

        Total expenses ..................    1,039,652      677,141
                                             ---------      -------


                                             1,042,587      639,774

Interest expense ........................      394,657       85,103
Depreciation and amortization ...........      386,641      216,413
                                               -------      -------


Net income ..............................   $  261,289   $  338,258
                                            ==========   ==========




Net income per common share .............   $     0.42   $     0.55
                                            ==========   ==========


Weighted average number of shares .......      620,102      620,102
                                               =======      =======

See accompanying notes.

                               GROVE PROPERTY TRUST
                        STATEMENT OF SHAREHOLDERS' EQUITY




                                                       Additional  Distributions
                                              Common     Paid-in    in Excess of
                                              Shares     Capital     Net Income
                                              ------     -------     ----------

Shareholders' equity, January  1, 1995....  $   5,250  $ 3,913,176  $  (78,659)
        Net income ......................                              338,258
        Declared dividends ..............                             (475,125)
                                             --------   ---------     --------
Shareholders' equity, December 31, 1995         5,250    3,913,176    (215,526)
        Net income                                                     261,289
        Declared dividends..............                              (481,688)
                                             --------   ---------     ---------
Shareholders' equity, December 31, 1996     $   5,250  $ 3,913,176  $ (435,925)
                                            =========    =========     ========

See accompanying notes.

                              GROVE PROPERTY TRUST
                            STATEMENTS OF CASH FLOWS

                                                       Years Ended December 31,
                                                 -------------------------------
                                                           1996        1995
                                                           ----        ----

Cash flows from operating activities:
 Net income ........................................... $261,289     $338,258
 Adjustments to reconcile net income to net cash
 provided by operating activities:
       Depreciation and amortization ..................  386,641      216,413
       Imputed interest - mortgage ....................   37,508       34,892
       (Increase) decrease in other assets ............   (7,670)       4,472
       Increase (decrease) in accounts payable, accrued
               expenses and other .....................   40,751       (8,891)
                                                         ------       ------

             Net cash provided by operating activities   718,519      585,144
                                                         -------      -------
Cash flows from investing activities:
 Deferred charges ..................................... (174,079)        --
 Other ................................................   (2,714)        --
 Additions to real estate assets ...................... (125,634)     (99,002)
                                                        --------      -------

             Net cash used in investing activities .... (302,427)     (99,002)
                                                        --------      -------
Cash flows from financing activities:
 Net proceeds from mortgage payable on acquisition ....  220,198         --
 Financing costs ......................................  (21,000)     (23,000)
 Repayment of mortgage payable ........................  (58,961)        --
 Payments to affiliates ...............................  (78,338)     (22,929)
 Dividends paid ....................................... (480,376)    (472,500)
                                                        --------     --------

                  Net cash used in financing activities (418,477)    (518,429)
                                                        --------     --------
Net decrease in cash and cash equivalents .............   (2,385)     (32,287)

Cash and cash equivalents, beginning of period ........  383,725      416,012
                                                         -------      -------


Cash and cash equivalents, end of period .............. $381,340     $383,725
                                                         =======      =======

See accompanying notes.

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

     Long-Lived Assets

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of " (FAS No. 121), which requires long-lived assets to be reviewed for impairment when events or circumstances indicate that an impairment might exist. When an impairment indicator is present, assets must be grouped at the lowest level for which there are identifiable cash flows. If the sum of the undisclosed cash flows is less than the carrying amounts of the assets, an impairment loss must be recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amount. To date, no losses have been recognized.

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

     In February 1997, the Financial Accounting Standard Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the years ended December 31, 1996 and 1995, is not material.

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

                                               1996        1995
     Ordinary income                          97.46%       83.22%
     Return of principal                       2.54%       16.78%

     Advertising

     The Company expenses advertising costs as incurred. Advertising costs were $24,000 and $17,000 in 1996 and 1995, respectively.

     Deferred Charges

     Deferred charges, consisting principally of loan costs, are amortized on a straight line basis over the term of the related obligation.

     Rental Income

     Rental income attributable to leases is recognized on a straight-line basis over the term of the leases, which are generally for one year. The Company generally requires tenants to provide a cash security deposit equal to one month's rent or pay the last month's rent in advance. Such amounts are deposited into a restricted bank account and the Company records an offsetting liability.

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

     Pro Forma Year Ended December 31, 1995 (in thousands, except share data):

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

     Aggregate annual maturities of mortgage notes payable are as follows:

               Years ending December 31,

                         1997                  $     54,512
                         1998                        86,056
                         1999                        92,418
                         2000                       102,579
                         2001                       110,951
                      Thereafter                  5,222,062
                                                  ---------
                         Total                 $  5,668,578
                                                  =========

     Interest paid was $379,666 and $84,892 in 1996 and 1995, respectively.

5.   INITIAL CREDIT FACILITY

     The Company entered into a Initial Credit Facility concurrent with its initial public offering ("IPO") in 1994. The Credit Facility, which provided for up to $3.0 million in borrowings, was expected to be used to finance acquisitions of properties, re-development and renovation costs and expenses, and for working capital purposes related to future acquisitions. The Credit Facility was not drawn upon, and was terminated in January 1996. In March 1997, the Company entered into a new credit facility (see Note
     10).

6.   1994 STOCK OPTION PLAN

     The Company has adopted a stock option plan in 1994 (the "1994 Plan") for a maximum of 118,120 common shares for key employees and non-employees of the Company. Options are granted at the market price of the Company's common stock on the date of grant, become exercisable in increments of 33 1/3% per year on each of the first three anniversaries of the date of grant and have a maximum term of ten years. In May 1997, an employee exercised options on 394 Common Shares.. Information regarding the Company's stock option plan is summarized below. In March 1997, the Company instituted an additional stock option plan (see Note 10).

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
                              ======                      ======


     The Company accounts for stock option grants under its Plan in accordance with APB No. 25. Accordingly, no compensation cost has been recognized for stock option grants since the options have exercise prices equal to the market value of the Company's common stock at the date of grant. The pro forma compensation cost for the Company's 1994 Plan determined in accordance with FAS No. 123 was not material for 1996 and 1995.

7.   UNDERWRITER WARRANTS

     In conjunction with the IPO, the managing underwriter was granted Underwriter Warrants to purchase 47,248 Common Shares. The Underwriter Warrants are exercisable at $11.31 per Common Share and expire in June 1999. No warrants have been exercised as of December 31, 1996.

8.   RELATED PARTY TRANSACTIONS

     Management Fee

     On June 23, 1994, the Company entered into a Management Agreement (the "Agreement") with Grove Property Services Limited Partnership ("GPS), an affiliated company which provides operating and support functions requisite to the operation of the Properties. The Agreement provides for a management fee equal to 5% of gross monthly revenues, as defined, and was terminated pursuant to the Consolidated Transactions in March 1997. Management fees incurred in 1996 and 1995 were $108,731 and $66,781, respectively.

     Operating Expenses and Non-Operating Expenses

     Certain operating and non-operating expenses include amounts allocated to the Company by GPS. These charges reflect an allocation of the cost of services required by the Company, which are outside the scope of services customarily included in the property management fees. Total costs of $10,952 were allocated in 1996.

     Rent to Related Party

     The Company's executive offices are leased from an affiliated company for $500 per month under a three year lease which expired in June 1997; rent expense related thereto was $6,000 in 1996 and 1995. The lease was subsequently extended on a month-to-month basis at comparable rent.

9.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies. Judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value of amounts.

Cash equivalents, accounts receivable, accounts payable and other accruals, because of their short term nature, approximate fair value. Mortgage notes are also carried at amounts that approximate their fair values. Fair values of mortgage notes were estimated using discounted cash flow analyses, based on interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities.

10.  SUBSEQUENT EVENT

On March 14, 1997, GPT completed a series of transactions pursuant to which the Company was transformed into a self-administered and self-managed REIT with control over a portfolio of 23 multi-family residential projects and a neighborhood shopping center in the Northeastern United States. A summary of the steps involved in these Consolidation Transactions are as follows:

     GPT formed an Operating Partnership to serve as the vehicle for the consolidation of ownership and/or control of the operations and assets liabilities of the Company.

     Pursuant to an Exchange Offer, the Operating Partnership purchased from the Limited Partners of certain Property Partnerships, the outstanding partnership units of each of the Property Partnerships in exchange for Common Units of the Operating Partnership, or, in certain circumstances, cash. The number of Common Units received by a Limited Partner (1,205,324 in the aggregate, excluding Grove Companies) was calculated based upon such partners' interest in the applicable partnership as applied to the value of the property partnership associated therewith.

     Immediately prior to the consummation of the Consolidation Transactions, GPT declared and issued a stock dividend aggregating 26,222 Common Shares and concurrently effected a stock split of 1.125 to 1, thereby issuing on a pro rata basis a total of 95,102 Common Shares to the holders of the currently issued and outstanding Common Shares. The Company retroactively adjusted all share and per share amounts in the accompanying financial statements to reflect these transactions.

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

     In exchange for the above, the Grove Companies received an aggregate of 909,115 Common Units in the Operating Partnership and a cash payment of $177,669 from GPT, and GPT received 620,102 Common Units in the Operating Partnership. Additionally, GPT contributed to the Operating Partnership the proceeds received from new equity investment ($30 million less related costs) in exchange for a number of additional Common Units equal to the number of Common Shares issued by GPT to the new equity investors.

Revolving Credit Facility and Mortgage Loan Refinancings

In connection with the Consolidation Transactions, the Operating Partnership entered into a three-year secured revolving acquisition and working capital facility ("Revolving Credit Facility") of up to $25 million and an approximately $15.1 million ten-year term mortgage loan. Borrowings under the Revolving Credit Facility are collateralized by certain properties and bear interest, payable monthly, at a floating rate of 1.2% above the 30, 60 or 90 day LIBOR. The Operating Partnership is required to maintain certain financial covenants.

The Company used a portion of the proceeds from the new equity investment, together with borrowings under the $15.1 million ten-year mortgage loan to paydown or refinance approximately $39.3 million of mortgage indebtedness of the Property Partnerships and to acquire certain minority interests in certain of the Property Partnerships.

Property Acquisitions

Effective on June 1, 1997, the Company acquired two residential apartment complexes through the Operating Partnership. These acquisitions were completed by the Operating Partnership through the acquisition of the assets (other than certain amounts of cash) and the assumption of liabilities of Northeast Apartments I Limited Partnership, the owner of Four Winds Apartments, and of West Hartford Center Associates, Limited Partnership, the owner of Brooksyde Apartments. In addition, simultaneously with the acquisition of Four Winds Apartments and Brooksyde Apartments, the Company acquired an interest in Windsor Arbor Limited Partnership ("Windsor"), the owner of River's Bend Apartments, and anticipates that it will acquire, pursuant to certain put and call options, the remaining limited partnership interest in Windsor on or before December 31, 1997 for $4.9 million. Commencing June 1, 1997, the Company will consolidate Windsor in its financial statements.

Upon consummation of the June 1, 1997 transactions referred to above, the Operating Partnership issued an aggregate of 420,183 Common Units valued at $10 per unit, which under certain circumstances, could be redeemed for an equal number of Common Shares of the Company. The Company also assumed mortgage debt on Four Winds Apartments and Brooksyde Apartments in the aggregate remaining principal amount of $6.2 million. Additionally, the Windsor Arbor investment is encumbered by $8.6 million mortgage debt. To complete these transactions, the Company borrowed $1.825 million under its Revolving Credit Facility and used $68,000 of its available cash.

Four Winds Apartments is a 168-unit apartment community located in North Fall River, Massachusetts. Brooksyde Apartments is an 80-unit apartment community located in West Hartford, Connecticut. River's Bend Apartments is a 432-unit condominium community located in Windsor, Connecticut, of which 349 units are own by Windsor.

On July 1, 1997, the Company purchased 127 condominium units constituting a part of Greenfield Village Condominium in Rocky Hill, Connecticut. The purchase was made pursuant to a Purchase and Sale Agreement dated May 14, 1997, between Highland Income Partners, L.P. and Grove Corporation, an affiliate of the Company. The $4,282,500 purchase price for Greenfield Village was paid utilizing a portion of the Company's cash and borrowings under the Revolving Credit Facility. In addition, Grove Rocky Hill assumed certain obligations of the seller, principally related security deposits held by the seller. In connection with the purchase of Greenfield Village, the Company paid $107,000 for expense and overhead reimbursement to National Realty Services, L.P., a limited partnership owned by four of the executive officers of the Company.

Pursuant to two Offers of Exchange All Outstanding Limited Partnership Interests in two affiliated partnerships, effective September 1, 1997, the Company acquired three residential apartment communities through the Operating Partnership. These acquisition were completed by the Operating Partnership through the acquisition of the assets and the assumption of liabilities of Heritage Court Associates Limited Partnership, the owner of the Glastonbury Center Apartments, and of Farmington Summit Associates Limited Partnership, the owner of Summit Apartments and Birch Hill Apartments.

Upon consummation of the transactions, the Operating Partnership issued and aggregate of 328,332 Common Units valued at $10.50 per unit, which under certain circumstances, could be redeemed for an equal number of Common Shares of the Company. The Company also assumed mortgage debt on Summit Apartments, Birch Hill Apartments and Glastonbury Apartments in the aggregate remaining principal amount of $9.8 million. To complete these transactions, the Company borrowed $750,000 under its Revolving Credit Facility, assumed a current liability of $1.1 million (subsequently paid), including approximately $200,000 due to an affiliate, and paid the balance from its available cash.

Summit Apartments and Birch Hill Apartments have a total of 184 apartments and are located in Farmington Connecticut. Glastonbury Apartments is a 104-unit apartment community located in Glastonbury, Connecticut.

1996 Stock Option Plan

In March 1997, the Company instituted an additional stock option plan ("1996 Plan"). The Company reserved a total of 900,000 common shares, subject to adjustment, pursuant to the 1996 Plan. The provisions of the 1996 Plan are similar to the 1994 Plan (see Note 6). Pursuant to the Consolidation Transactions, the Company granted 300,000 options to certain executive officers and non-employee Board of Trust Managers. Each non-employee Board to Trust Manager received 5,000 options per year.