Form 10QSB
period 1997-09-30
GROVE PROPERTY TRUST
filed 1997-11-14
CIK 920776

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB


                [X]QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

  3,953,829 common shares, $.01 par value, were outstanding as of November 11, 1997.

Transitional Small Business Disclosure Format (check one):  Yes:     No: X

                              GROVE PROPERTY TRUST

                                   Form 10-QSB
                                      Index


                                                                          Page
                                                                          ----

Part I:        Financial Information

Item 1:        Condensed Consolidated Financial Statements (unaudited)

               Condensed Consolidated Balance Sheets
               as of September 30, 1997 and December 31, 1996                3

               Condensed Consolidated Statements of Income for the three
               months ended September 30, 1997 and 1996                      4

               Condensed Consolidated Statements of Income for the nine
               months ended September 30, 1997 and 1996                      5

               Condensed Consolidated Statements of Cash Flows for the
               nine months ended September 30, 1997 and 1996                 6

               Notes to Condensed Consolidated Financial Statements          7

Item 2:        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                    11

PART II:       Other Information                                            15

Item 6:        Exhibits and Reports on Form 8-K                             15

Signatures                                                                  16

Exhibit Index                                                               17


                                         GROVE PROPERTY TRUST
                                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              September 30,  December 31,
                                                                  1997           1996
                                                              (Unaudited)      (Audited)
                                                             -----------      ---------
                                                          (In thousands, except per share data)

                                                ASSETS
Real estate assets:

        Land ..................................................   $  15,013    $     920

        Buildings and improvements ............................     124,229        8,528

        Furniture, fixtures and equipment .....................       6,313          350
                                                                  ---------    ---------

                                                                    145,555        9,798
        Less - accumulated depreciation
                                                                    (33,541)      (1,050)
                                                                  ---------    ---------
                Net real estate assets
                                                                    112,014        8,748

Cash and cash equivalents, including resident security deposits       1,158          539


Other Assets ..................................................       3,268          234
                                                                  ---------    ---------

 Total assets .................................................   $ 116,440    $   9,521
                                                                  =========    =========


              LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
        Mortgage notes payable ................................   $  53,862      $ 5,669

        Revolving credit facility .............................      11,125         --

        Other liabilities .....................................       5,201          369
                                                                  ---------    ---------

Total liabilities .............................................      70,188        6,038
                                                                  ---------    ---------

Commitments

Minority interests in consolidated partnerships ...............       1,560         --

Minority interest in operating partnership ....................      20,831         --

Shareholders' equity:
        Preferred shares, $.01 par value per share,
           4,000,000 shares authorized; no shares
            issued or outstanding .............................        --           --

        Common shares, $.01 par value per share,
            10,000,000 shares authorized; 3,953,829 and
            620,102 shares issued and outstanding .............          40            6

       Additional paid-in capital .............................      24,590        3,912

       Distributions in excess of earnings ....................        (769)        (435)
                                                                       ----         ----



Total shareholders equity ....................................       23,861        3,483
                                                                  ---------    ---------


Total liabilities and shareholders' equity ....................    $116,440      $ 9,521
                                                                  =========    =========

See notes to financial statements



                                           GROVE PROPERTY TRUST
                                 CONDENSED CONSOLIDATED INCOME STATEMENTS
                                               (Unaudited)

                                                               For the Three Months Ended
                                                               --------------------------
                                                                                                                  ---------
                                                               September 30, September 30,
                                                                    1997        1996
                                                                    ----        ----
                                                            (In thousands, except per share data)
Revenues:
    Rental income ..............................................$     5,506   $     520

    Property management ........................................        162         --

    Interest and other income ..................................         47          8
                                                                  ---------   ---------

        Total revenues .........................................      5,715        528
                                                                  ---------   ---------


Expenses:
    Property operating and maintenance .........................      1,782         139

    Real estate taxes ..........................................        600          53

    Related party management fees ..............................        --           27

    General and administrative .................................        258          15
                                                                  ---------   ---------

        Total expenses .........................................      2,640         234
                                                                  ---------   ---------


Net operating income                                                  3,075         294


Interest expense ...............................................        918         103

Depreciation and amortization ..................................      1,225          95
                                                                  ---------   ---------


            Income before minority interests ...................        932          96


            Minority interests in consolidated partnerships ....         65          --

            Minority interest in operating partnership .........        347          --
                                                                  ---------   ---------

Net income .....................................................  $     520   $      96
                                                                  =========   =========


Net income per common share ....................................   $   0.13     $  0.16
                                                                  =========   =========

Weighted average number of common shares .......................  3,953,829     620,102
                                                                  =========   =========

See notes to financial statements.


                                           GROVE PROPERTY TRUST
                                 CONDENSED CONSOLIDATED INCOME STATEMENTS
                                               (Unaudited)

                                                                      For the Nine Months Ended
                                                                      ------------------------

                                                                      June 30,      June 30,
                                                                         1997         1996
                                                                       ----------   ----------
                                                                 (In thousands, except per share data)
Revenues:
    Rental income ..................................................   $   10,944   $   1,521

    Property management ............................................          380          --

    Interest and other income ......................................          212          28
                                                                          -------       ------


        Total revenues .............................................       11,536       1,549
                                                                        ---------    ---------


Expenses:
    Property operating and maintenance .............................        3,741          485

    Real estate taxes ..............................................        1,143          155

    Related party management fees ..................................           22           80

    General and administrative .....................................          610           55
                                                                          -------       ------


        Total expenses .............................................        5,516         775
                                                                        ---------      -------

Net operating income                                                        6,020         774


Interest expense ...................................................        1,732         292

Depreciation and amortization ......................................        2,380         293
                                                                        ---------      -------


            Income before minority interests .......................        1,908         189

            Minority interests in consolidated partnerships ........          114         --

            Minority interest in operating partnership .............          658         --
                                                                       ----------   ----------


                Net income .........................................   $  1,136   $       189
                                                                       ----------   ----------


et income per common share ........................................   $     0.37   $     0.30
                                                                       ==========   ==========


Weighted average number of common shares ...........................   3,074,535      620,102
                                                                       ==========   ==========

See notes to financial statements.



                              GROVE PROPERTY TRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                            For the Nine Months Ended
                            ------------------------

                                                      September 30,   September 30,
                                                          1997           1996
                                                          ----           ----

                                 (In thousands)
Operating activities
Net income .............................................  $  1,136     $  189

Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
   activities:
      Depreciation and amortization ....................     2,380        293
       Minority interests ..............................       772         --
      Non-cash compensation expenses ...................        90         --

      Imputed interest - mortgage ......................        20         28

(Increase)in other assets ..............................    (1,247)       (59)

Increase in accounts payable, accrued
    expenses and other liabilities .....................       693         30
                                                           -------    -------
Net cash provided by operating activities ..............     3,844        481
                                                           -------    -------

Investing activities
Purchase of partnership interests ......................    (8,333)      --
Cash acquired on purchase of partnership interests .....     3,013       --
Deferred charges .......................................    (1,076       --

Additions to real estate assets ........................    (5,846)       (89)
                                                           -------    -------
     Net cash (used in) investing activities ...........   (12,242)       (89)
                                                           -------    -------

Financing activities
Net proceeds from mortgages payable ....................    26,209        220
Financing costs ........................................      (648)       (57)
Repayment of mortgages payable .........................   (41,888)       (42)
Net proceeds from New Equity investment ................    27,524       --
Payments to affiliates .................................      (758)       (95)
Dividends and distribution paid ........................    (1,422)      (360)
                                                           -------    -------
     Net cash provided by (used in) financing activities     9,017
                                                                         (334)
                                                           -------    -------

Net increase in cash and cash equivalents ..............       619         58


Cash and cash equivalents, beginning of period .........       539        384
                                                           -------    -------

Cash and cash equivalents, end of period ...............   $ 1,158     $  442
                                                           =======    =======


See notes to financial statements.

                              GROVE PROPERTY TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited) (dollars in thousands)



1.   FORMATION AND BUSINESS OF THE COMPANY

     Grove Property Trust (formerly Grove Real Estate Asset Trust) (the "Company") was organized in the State of Maryland on April 4, 1994 as a Real Estate Investment Trust ("REIT"). The Company currently operates thirty-three properties with a total of 2,863 residential apartments and 95,000 square feet of commercial property including a 79,000 square foot neighborhood retail center. The Company purchased three properties on June 23, 1994 (the "Original Properties"), a fourth property ("Cambridge") in January of 1996, twenty additional properties on March 14, 1997 (the "Partnership Properties") from affiliated partnerships (the "Property Partnerships") in conjunction with a series of transactions (the "Consolidation Transactions"), three additional properties on June 2, 1997 (the "June97 Properties") from affiliated partnerships in conjunction with the assumption of debt and the issuance of additional Common Units (as defined below) (the "June97 Acquisitions"), one property effective on July 1, 1997 from an unrelated third party (the "July97 Property") and two additional properties effective on September 1, 1997 (the "September97 Properties") and three additional properties effective on October 31, 1997 (the "October97 Properties") (collectively the "Properties").

     These statements do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, the accompanying unaudited financial statements reflect all the adjustments necessary to present fairly the financial position of the Company at September 30, 1997 and results of operations and its cash flows for the three and nine months ended September 30, 1997 and 1996. These unaudited financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Form 10-KSB for the year ended December 31, 1996, as amended. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

     Earnings per share is based on the weighted average number of common shares issued and outstanding during the period; 620,102 shares from January 1, 1996 to March 14, 1997; 3,953,435 shares from March 15, 1997 to April 30,
     1997, and 3,953,829 shares from May 1, 1997 to September 30, 1997 (all adjusted for the Stock Split, as discussed in Note 2). The dilutive effect of the assumed exercise of outstanding stock options and warrants is less than 3% and, therefore, is not included.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the periods ended September 30, 1997 and 1996, is not material.

2.   CONSOLIDATION TRANSACTIONS

     The Consolidation Transactions were completed on March 14, 1997 and included the following:

          The Company formed an operating partnership to serve as the vehicle for the consolidation of ownership and/or control of the operations and assets of the Company (the "Operating Partnership").

          Pursuant to an exchange offer, the Operating Partnership purchased from limited partners (the "Limited Partners") the outstanding partnership interests in each of the Property Partnerships in exchange for partnership units (the "Common Units") of the Operating Partnership, or, in certain circumstances, cash. The number of Common Units received by a Limited Partner was calculated based upon such partner's interest in the applicable partnership as applied to the value of the Property Partnership associated therewith.

          Immediately prior to the consummation of the Consolidation Transactions, the Company declared a stock dividend aggregating 26,222 Common Shares and concurrently effected a stock split of 1.125 to 1 (collectively the "Stock Split"), thereby issuing on a pro rata basis a total of 95,102 Common Shares to the holders of the issued and outstanding Common Shares as of March 10, 1997.

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

         In exchange for the above, the Grove Companies received an aggregate of 909,115 Common Units in the Operating Partnership and a cash payment of $178 from the Company, and the Company received 620,102 Common Units in the Operating Partnership. Additionally, the Company contributed to the Operating Partnership the gross proceeds received from new equity investments in exchange for a number of additional Common Units equal to the number of Common Shares issued by the Company to the new equity investors.

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

3.  RECENT ACQUISITIONS

     Pursuant to a Contribution Agreement dated as of May 30, 1997 (the "Contribution Agreement"), effective June 1, 1997, the Company acquired two related party residential apartment complexes through the Operating Partnership. These acquisitions were effected by the Operating Partnership through the acquisition of the assets (other than certain amounts of cash) and the assumption of liabilities of Northeast Apartments I Limited Partnership, the owner of Four Winds Apartments ("Northeast L.P."), and of West Hartford Center Associates, Limited Partnership, the owner of Brooksyde Apartments ("West Hartford L.P."). In addition, simultaneously with the acquisition of Four Winds Apartments and Brooksyde Apartments and through the Operating Partnership, the Company acquired a 28.9% controlling interest in Windsor Arbor Limited
Partnership, the owner of River's Bend Apartments ("Windsor Arbor"), and acquired the remaining limited partner ship interests in Windsor Arbor on September 30, 1997 for $4.9 million.

    Upon consummation of the transactions referred to above, the Operating Partnership issued an aggregate of 420,183 Common Units valued at $10 per unit, which, under certain circumstances, could be redeemed for an equal number of Common Shares of the Company. The Company also assumed mortgage debt on Four Winds Apartments and Brooksyde Apartments in the aggregate remaining principal amount of $6.2 million. Additionally, the Windsor Arbor investment is encumbered by $8.6 million mortgage debt which is included in the Company's consolidated financial statements at September 30, 1997. To complete these transactions, the Company borrowed $1.8 million under its line of credit and used $68 of its available cash.

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

    Effective on July 1, 1997, the Company purchased 127 condominium units constituting a part of Greenfield Village Condominium in Rocky Hill, Connecticut. The purchase was made pursuant to a Purchase and Sale Agreement dated May 14, 1997, between Highland Income Partners, L.P. and Grove Corporation, an affiliate of the Company. The $4,282,500 purchase price for Greenfield Village was paid utilizing a portion of the Company's cash and borrowings under the Revolving Credit Facility. In addition, Grove Rocky Hill assumed certain obligations of the seller, principally related to security deposits held by the seller. In connection with the purchase of Greenfield Village, the Company paid $107,000 for expense and overhead reimbursements to National Realty Services, L.P., a limited partnership[ owned by four of the executive officers of the Company.

    Effective on September 1, 1997, the Company acquired three residential apartment complexes through the Operating Partnership. These acquisitions were completed by the Operating Partnership through the acquisition of the assets (other than certain amounts of cash) and the assumption of liabilities of Heritage Court Associates Limited Partnership, the owner of Glastonbury Apartments, and of Farmington Summit Associates Limited Partnership, the owner of Summit Apartments and Birch Hill Apartments.

    Upon consummation of the September 1, 1997 transactions referred to above, the Operating Partnership issued an aggregate of 325,836 Common Units valued at $10.50 per unit, which under certain circumstances could be redeemed for an equal number of Common Shares of the Company. The Company also assumed mortgage debt on Summit Apartments, Birch Hill Apartments and Glastonbury Center Apartments in the aggregate remaining principal amount of $9.8 million. To complete these transactions the Company borrowed $750,000 under its Revolving Credit Facility, assumed a current liability of $1.1 million (subsequently paid), including approximately $200,000 due to an affiliate, and paid the balance from its available cash.

    Glastonbury Center Apartments includes a total of 104 apartments and is located in Glastonbury, Connecticut. Summit and Birch Hill Apartments includes a total of 184 apartments and is located in Farmington, Connecticut.

    On October 31, 1997, the Company purchased a 100 unit apartment complex in Ellington, Connecticut. The purchase was made pursuant to a Purchase and Sale from an unrelated party. The $4,200,000 (including closing costs) purchase price for High Meadow Apartments was paid utilizing borrowings under the Revolving Credit Facility.

    Pursuant to a Solicitation of Consent and Offer to Exchange Certain Outstanding Limited Partnership Interests in two affiliated partnerships, effective October 31, 1997, the Company acquired two retail communities through the Operating Partnership. These acquisitions were completed by the Operating Partnership through the acquisition of certain assets and liabilities of Grove Coastal Associates Limited Partnership, the owner of the Wharf and Corner Block.

    Upon consummation of the October 31, 1997 transactions, the Operating Partnership issued 148,668 Common Units valued at $10.50 per unit which under certain circumstances, could be redeemed for an equal number of Common Shares of the Company. To complete these transactions, the Company borrowed approximately $7 million under its Revolving Credit Facility.

    The Corner Block and Wharf building properties are specialty retail properties which include a total of 16,427 square feet of space and are located in Edgartown, Massachussets.

4.       PRO FORMA INFORMATION

    The following unaudited pro forma information for the nine months ended September 30, 1997 and 1996 is presented as if the Consolidation Transactions, the June97, July97 and the September97 Acquisitions had occurred at the beginning of 1996. The unaudited information does not purport to represent what the Company's results of operations would have actually been if such transactions, in fact, had occurred on January 1, 1996, nor does it purport to represent the results of operations for future periods.

                               September 30,        September 30,
                                    1997                 1996
                                    ----                 ----
   Revenues                            $18,474             $17,316
   Net income                          $ 1,459             $ 1,340
   Earnings per share                  $  0.37             $ 0.34

5.   MORTGAGE NOTES PAYABLE

     Mortgage notes payable at September 30, 1997 and December 31, 1996 consist of the following (in thousands):

                                                       Nine Months Ended

                                           September 30, 1997  December 31, 1996
                                           ------------------  -----------------
       Amortizing first mortgage notes             $ 14,425            $  5,669
       Interest only first mortgage notes            39,437                  -
                                                     ------            --------

                                                    $ 53,862           $  5,669
                                                    ========           ========


     The Amortizing first mortgage notes have fixed interest rates between 7.04% and 8.33%, have monthly principal and interest payments based on amortization schedules between 25 and 30 years, and maturities between the year 2000 and 2013. The notes are collateralized by 6 of the Properties and are partially guaranteed by certain executive officers and shareholders of the Company.

     The Interest only first mortgage notes are comprised of variable rate and fixed rate notes, are collateralized by 13 of the Properties, and are partially guaranteed by certain executive officers and shareholders of the Company. One note has a principal balance of $4.0 million, monthly payments of interest only at a fixed rate of 7.50%, and matures in 1999. One note has a principal balance of $15.1 million, monthly payments of interest only at a variable rate of one month LIBOR plus 1.14% and matures in 2007. Four notes have an aggregate principal balance of $20.3 million, monthly payments of interest only at a variable rate of one month LIBOR plus 1.20%, and mature between 1999 and 2005.

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

6.   REVOLVING CREDIT FACILITY

     In March 1997, the Operating Partnership entered into a three year Revolving Credit Facility with a bank, guaranteed by the Company, for up to $25.0 million. Borrowings under the Revolving Credit Facility are collateralized by 9 of the Properties (the "Collateral Properties") and bear interest payable monthly at a floating rate of 1.2% above the 30, 60, or 90 day LIBOR rate. The Operating Partnership is required to maintain certain financial covenants as defined in the Revolving Credit Facility agreement. The Revolving Credit Facility is available to fund future property acquisitions, up to $4.0 million is available to fund working capital needs, and up to $2.0 million is available to fund the redemption of Common Units or the purchase of Common Shares by the Operating Partnership. As of September 30, 1997, there was $11.125 million outstanding under the Revolving Credit Facility.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report. All dollar amounts are in thousands except per share amounts

The results of operations for the nine months ended September 30, 1997 and the three months ended September 30, 1997 include the three multifamily properties (the "Original Properties") that Grove Property Trust (the "Company") has owned since its inception, a fourth property ("Cambridge") that the Company acquired on January 12, 1996, twenty properties acquired on March 14, 1997 in conjunction with the Consolidation Transactions (the "Consolidation Properties"), three properties acquired on June 1, 1997 from affiliated partnerships, one property acquired on July 2, 1997 from an unrelated third party and two additional properties on September 1, 1997 (the twenty March 14, 1997 acquisitions, the three June 1, 1997 acquisitions, the July, 1 1997 acquisition and the September 1, 1997 acquisitions collectively referred to as the "1997 Acquisitions") (collectively, the "Properties").

Results of Operations

Results of operations of the Company for the nine months ended September 30, 1997 and September 30, 1996.

Total revenues increased $9,987 from $1,549 to $11,536 during the nine months ended September 30, 1997, as compared to the corresponding period in 1996. Approximately $9,472 of the increase is due to the operations of the 1997
Acquisitions. Additionally, $380 of the increase is related to property management revenues which represent fees earned on management services provided to properties owned by affiliated entities. Such revenue is derived from
management   contracts   acquired   in   conjunction   with  the   Consolidation
Transactions; therefore, there was no comparable revenue during the corresponding period in 1996. The remainder of the increase in total revenues is attributable to the increases in rental rates and slight increases in occupancy experienced at the Original Properties and Cambridge, discussed below.

The Original Properties and Cambridge experienced increases in rental rates which increased revenues. The weighted average rental rates for the Original Properties and Cambridge increased to $712 for the nine months ended September 30, 1997 from $690 for the nine months ended September 30, 1996. Economic occupancy for the Original Properties and Cambridge increased to an aggregate weighted average occupancy of 97.6% for the nine months ended September 30, 1997 from an aggregate weighted average of 97.3% for the nine months ended September 30, 1996. At September 30, 1997 the weighted average economic occupancy for the Properties was 96.4%.

Property operating and maintenance expenses increased $3,256 from $485 to $3,741 during the nine months ended September 30, 1997, as compared to the corresponding period in 1996. The increase is primarily due to the operations of the 1997 Acquisitions.

Real estate taxes increased $988 from $155 to $1,143 during the nine months ended September 30, 1997, as compared to the corresponding period in 1996. The increase is due primarily to the 1997 Acquisitions. Related party management fees decreased $58 from $80 to $22. This decrease is due to the Company's acquisition of the assets of the management company in conjunction with the Consolidation Transactions, resulting in the elimination of all such expenses in consolidation.

General and administrative expenses increased $555 from $55 to $610 during the nine months ended September 30, 1997, as compared to the corresponding period in 1996. This increase is primarily due to the increased costs associated with the change in size and structure of the Company.

Interest expense increased $1,440 from $292 to $1,732 during the nine months ended September 30, 1997, as compared to the corresponding period in 1996. The increase is primarily due to the $38.3 million mortgage debt assumed and/or refinanced as part of the 1997 Acquisitions.

Depreciation and amortization increased $2,087 from $293 to $2,380 during the nine months ended September 30, 1997, as compared to the corresponding period in 1996. This increase results from depreciation and amortization attributable to the 1997 Acquisitions.

The Company's net income increased $947 from $189 to $1,136 during the nine months ended September 30, 1997, as compared to the corresponding period in 1996. Approximately $100 of this increase results from the net effect of decreased expenses and increased rental rates at the Original Properties and Cambridge. The remaining increase is due to the operations of the 1997 Acquisitions.

Results of operations of the Company for the three months ended September 30, 1997 and September 30, 1996.

Total revenues increased $5,187 from $528 to $5,715 during the three months ended September 30, 1997, as compared to the corresponding period in 1996. Approximately $5,010 of the increase is due to the operations of the 1997
Acquisitions. Additionally, $162 of the increase is related to property management revenues which represent fees earned on management services provided to properties owned by affiliated entities. Such revenue is derived from
management   contracts   acquired   in   conjunction   with  the   Consolidation
Transactions; therefore, there was no comparable revenue during the corresponding period in 1996. The remainder of the increase in total revenues is attributable to the increases in rental rates and slight increases in occupancy experienced at the Original Properties and Cambridge, discussed below.

The Original Properties and Cambridge experienced increases in rental rates which increased revenues. The weighted average rental rates for the Original Properties and Cambridge increased to $717 for the three months ended September 30, 1997 from $696 for the three months ended September 30, 1996. Economic occupancy for the Original Properties and Cambridge increased to an aggregate weighted average occupancy of 96.9% for the three months ended September 30, 1997 from an aggregate weighted average of 96.8% for the three months ended September 30, 1996.

Property operating and maintenance expenses increased $1,643 from $139 to $1,782 during the three months ended September 30, 1997, as compared to the corresponding period in 1996. Expenses increased primarily due to the operations of the 1997 Acquisitions.

Real estate taxes increased $547 from $53 to $600 during the three months ended September 30, 1997, as compared to the corresponding period in 1996. The increase is primarily due to the 1997 acquisitions. Related party management fees decreased $27 from $27 to $0 during the three months ended September 30, 1997, as compared to the corresponding period in 1996. This decrease is due to the Company's acquisition of the assets of the management company in conjunction with the Consolidation Transactions, resulting in the elimination of all such expenses in consolidation.

General and administrative expenses increased $243 from $15 to $258 during the three months ended September 30, 1997, as compared to the corresponding period in 1996. This increase is primarily due to the increased costs associated with the change in size and structure of the Company.

Interest expense increased $815 from $103 to $918 during the three months ended September 30, 1997, as compared to the corresponding period in 1996. The increase is due primarily to the mortgage debt assumed and/or refinanced as part of the 1997 Acquisitions.

Depreciation and amortization increased $ 1,130 from $95 to $1,225 during the three months ended September 30, 1997, as compared to the corresponding period in 1996. The increase is primarily due to the 1997 Acquisitions.

The Company's net income increased $424 from $96 to $520 during the three months ended September 30, 1997, as compared to the corresponding period in 1996. Approximately $9 of this increase results from the net effect of decreased expenses and increased rental rates and occupancy at the Original Properties and Cambridge, as discussed above. The remaining increase is due to the operations of the 1997 Acquisitions.

Liquidity and Capital Resources

Cash and cash equivalents, including resident security deposits totaled $1,158 as of September 30, 1997. The Company's debt, including the Revolving Credit Facility, to total market capitalization on September 30, 1997 was 44.5% based on total market capitalization of $145,907 based on 2,860,458 Operating Partnership units and 3,953,829 Common Shares outstanding assuming a Common Share price of $11.875 per share/unit (price of common stock as of September 30, 1997) plus debt of $64,987, including the Revolving Credit Facility.

For the nine months ended September 30, 1997, cash provided by operating activities was $3,844; cash used in investing activities was $12,242, and cash provided by financing activities was $9,017.

On September 11, 1997 the Company declared a dividend of $0.1575 per share for the three months ended September 30, 1997. The dividend was paid on October 17, 1997 to shareholders of record on September 30, 1997. On June 18, 1997, the Company declared a "long" period dividend of $0.189 per share for the period from March 14, 1997 to June 30, 1997. The dividend was paid on July 16, 1997 to shareholders of record on June 30, 1997. On March 10, 1997, the Company declared a "short" period dividend of $0.184 per share for the period from January 1, 1997 to March 13, 1997, which was paid on March 28, 1997 to shareholders of record on March 10, 1997. The dividends declared during the period of $.5305 per share resulted in a 61.5% payout of funds from operations for the nine months ended September 30, 1997.

The Operating Partnership declared a distribution of $0.1575 per common unit of for the three months ended September 30, 1997. The distribution amount was prorated for unit holders that were not unit holders for the entire three months ended September 30, 1997.
The distribution was paid on  October 17, 1997.                           .

The Company intends to meet its short term liquidity requirements through cash provided by operations. The Company considers its ability to generate cash to be adequate, and expects it to continue to be adequate to meet operating requirements and pay shareholder dividends in accordance with REIT requirements. The Company may use other sources of capital to finance additional acquisitions including, but not limited to, the selling of additional equity interest in the Company, non-distributed funds from operations, the issuance of debt securities, funds from the Revolving Credit Facility, and exchanging Common Shares or Common Units for properties or interests in properties.

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

FFO increased $1,941 from $443 for the nine months ended September 30, 1996 to $2,384 for the nine months ended September 30, 1997. Dividends declared for the nine months ended September 30, 1997 were $1,467, representing 61.5% of FFO. Dividends declared for the nine months ended September 30, 1996 were $361, representing 81.4% of FFO. FFO per share was $0.78 and $0.71 for the nine months ended September 30, 1997 and 1996, respectively.

FFO increased $923 from $175 for the three months ended September 30, 1996 to $1,098 for the three months ended September 30, 1997. Dividends declared for the three months ended September 30, 1997 were $623, representing 56.7% of FFO. Dividends declared for the three months ended September 30, 1996 were $121, representing 69.0% of FFO. FFO per share was $0.28 for the three months ended September 30, 1997 and 1996.

FFO was calculated as follows:


                                                         For the Three Months Ended     For the Six Months Ended
                                                         --------------------------     ------------------------
                                                          September 30 September 30, September 30, September 30,
                                                                1997         1996         1997         1996
                                                            ----------   ----------   ----------   ----------
Net income before minority interests ....................   $      932   $      96   $     1,098   $      189

Real estate depreciation and amortization ...............        1,079          78         2,073          254

Non-recurring expenses ..................................         --           --             69         --
                                                             ---------     --------       ------     --------

Funds from operations before minority interests .........        2,011         174         4,050          443

Minority interests in consolidated patnerships ..........          180         --            286         --

Minority interest in operating partnership ..............          733         --          1,380         --
                                                               -------     --------      -------    ---------


FFO .....................................................   $    1,098  $      174   $     2,384   $      443
                                                            ==========   ==========   ==========   ==========

FFO/ Share ..............................................   $     0.28   $     0.28   $     0.78   $     0.71
                                                             ==========   ==========   ==========   =========


Inflation

Substantially all of the leases at the properties are for a term of one year or less, which may enable the Company to seek increased rents upon renewal or reletting. Such short-term leases generally lessen the risk to the Company of the potential adverse effects of inflation.

"Safe Harbor" Statement under Private Securities Litigation Reform Act of 1996

Certain statements contained in this report, and in particular in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," statements in other filings with the Securities and Exchange Commission and statements in other public documents of the Company may be forward looking and are subject to a variety of risks and uncertainties. Many factors could cause actual results to differ materially from these statements. These factors include, but are not limited to, (i) population shifts which may increase or decrease the demand for rental housing, (ii) the values of commercial and residential rental properties in the Northeast where all of the Company's properties are located, in recent years, have fluctuated considerably,
(iii) the effect on the Company's properties of competition from new apartment complexes which may be completed in proximity to such properties thereby increasing competition, (iv) the effect of weather and other conditions which can significantly affect property operating expenses, (v) the availability of acquisition financing or refinancing, (vi) compliance with applicable laws and regulations and (vii) other factors which might be described from time to time in the Company's filings with the Securities and Exchange Commission. In addition, the Company is subject to the effects of changes in the general business economic conditions.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits

Exhibit No.                         Description

     3 Third Amended and Restated Declaration of Trust of the Company as amended by Articles Supplementary thereto substantially as filed with the State of Maryland State Department of Assessments and Taxation

                           27 - Financial Data Schedule

                  (b)      Reports on Form 8-K

                  During the quarter ended September 30, 1997, the Company filed a Current Report on Form 8-K dated July 2, 1997 responding to Items 2 and 7. Amendment No. 1 to such Current Report included the following financial statements:

Financial Statements of Businesses Acquired.
         Statement of Revenue and Certain Expenses of Greenfield Village for the three months ended March 31, 1997 [Unuadited] and year December 31, 1996.
Pro Forma Financial Statements
         Pro Forma Condensed Balance Sheet as of March 31, 1997. Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 1996 and the three months ended March 31, 1997 [Unaudited]

     Also during the quarter ended September 30, 1997, the Company filed a Current Report on Form 8-K dated September 2, 1997 responding to Items 1 and 7. Such Current Report did not contain financial statements for the business acquired or pro forma financial statements. In accordance with the instructions to Item 7, such financial statements will be filed by amendment not later than 60 days after the date of such Current Report was required to be filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           REGISTRANT:

                                           GROVE PROPERTY TRUST

Date: November 14, 1997                        By:   /s/Joseph R. LaBrosse
                                               ---------------------------
                                                 Name:  Joseph R. LaBrosse
                                            (on behalf of the registrant
                                            and as Chief Financial Officer)

                                  EXHIBIT INDEX


 Exhibit No.                                    Description

     3.1 Third Amended Restated Declaration of Trust of the Company as amended by Articles Supplementary thereto substantially as filed with the State of Maryland State Department of Assessments and Taxation


      27        Financial Data Schedule