Form 10QSB/A
period 1997-03-31
GROVE PROPERTY TRUST
filed 1997-11-18
CIK 920776

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

                                EXPLANATORY NOTE

This amendment to the Quarterly Report on Form 10-QSB of Grove Property Trust (the "Company") for the quarter ended March 31, 1997 is being filed for the same reasons that the Company's Form 10-QSB for the quarter ended June 30, 1997 was amended, which was to separate minority interests of the partners in Grove Operating, LP ("OP Unitholders") and the partners in certain consolidated partnerships from shareholders' equity of the Company and additional adjustments to paid in capital to reclassify certain costs associated with obtaining new equity in the quarter ended March 31, 1997, and to record related party acquisitions at fair value rather than historical cost.

                                                Form 10-QSB/A
                                                   Index



                                                                           Page

Part I:    Financial Information

Item 1:    Financial Statements

           Balance Sheets of Grove Property Trust as of March 31, 1997       3
           and December 31, 1996

           Statements of Income of Grove Property Trust for the three months
           ended March 31, 1997 and March 31, 1996                           4

           Statements of Cash  flows of Grove  Property  Trust  for the three
           months ended March 31, 1997 and March 31, 1996                    5

           Notes to Financial Statements                                     6

Item 2:    Management's Discussion and Analysis of Financial Condition and   9
           Results of Operations

Part II:   Other Information                                                 12

Item 6:    Exhibits and Reports on Form 8-K                                  13

Signatures                                                                   15

Exhibit Index                                                                16

                              GROVE PROPERTY TRUST
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     March 31,      December 31,
                                                       1997             1996
                                                   (Unaudited)        (Audited)
                                                   -----------        ---------
                                           (In thousands, except per share data)
                                                 ASSETS

Real estate assets:
        Land .................................    $      9,397     $        920
        Buildings and improvements ...........          80,646            8,528
        Furniture, fixtures and equipment ....           4,529              350
                                                  ------------     ------------
                                                        94,572            9,798
        Less - accumulated depreciation ......         (25,841)          (1,050)
                                                  ------------     ------------
                Net real estate assets .......          68,731            8,748

Cash and cash equivalents ....................           4,866              381
Cash - resident security deposits ............             848              158
Other assets .................................           1,521              234
                                                  ------------     ------------

 Total assets ................................    $     75,966     $      9,521
                                                  ============     ============


                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
        Mortgage notes payable .............      $    29,150       $     5,669
        Other liabilities ..................            6,340               350
        Due to affiliates ..................              670                19
                                                  -----------       -----------

Total liabilities ..........................           36,160             6,038
                                                  -----------       -----------

Commitments

Minority interest in consolidatd partnerships..         1,550              --

Minority interest in operating partnership             13,156              --

Shareholders' equity:
        Preferred shares, $.01 par value per
            share, 4,000,000 shares authorized;
            no shares issued or outstanding              -                   -
        Common shares, $.01 par value per share,
            10,000,000 shares authorized;
            3,953,435 and 525,000 shares issued
             and outstanding                               40                 6
        Additional paid-in capital                     25,462             3,912
        Distributions in excess of earnings              (402)             (435)
                                                 --------------    -------------

Total equity                                           25,100             3,483
                                                 --------------    -------------

Total liabilities and shareholders' equity    $        75,966   $         9,521
                                                 ==============    =============

                              GROVE PROPERTY TRUST
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                   For the Three Months Ended
                                              ----------------------------------
                                           (In thousands, except per share data)
                                                       March 31,       March 31,
                                                         1997               1996

Revenues:
    Rental income ................................     $    1,177    $       486
    Property management ..........................             45           --
    Interest and other income ....................             84              9
                                                       ----------     ----------
        Total revenues ...........................          1,306            495
                                                       ----------     ----------


Expenses:
    Property operating and maintenance ...........            488            180
    Real estate taxes ............................            116             50
    Related party management fees ................             22             26
    General and administrative ...................             69             20
                                                       ----------     ----------
        Total expenses ...........................            695            276
                                                       ----------     ----------

                                                              611            219

Interest expense .................................            173             88
Depreciation and amortization ....................            240            110
Conveyance taxes .................................             68           --
                                                       ----------     ----------

  Income before minority interests................            130             21

  Minority interests in consolidated partnerships..             3           --

  Minority interest in operating partnership......             30           --
                                                       ----------     ----------

                Net income .......................     $       97     $       21
                                                       ==========     ==========


Net income per share .............................     $     0.08     $     0.03
                                                       ==========     ==========

Weighted average number of shares ................      1,249,732        620,102
                                                       ==========     ==========

                              GROVE PROPERTY TRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                   For the Three Months Ended
                                                  ------------------------------
                                                           (In thousands)
                                                         March 31,     March 31,
                                                             1997         1996
                                                             ----         ----

Net cash provided by operating activities .........   $       949   $       123
                                                      ------------   ----------

Cash flows from investing activities:
       Cash acquired in acquisition of
         partnership assets, net ..................          2,214         --
      Additions to real estate assets .............            (20)         (26)
                                                      ------------   ----------

Net cash provided by (used in) investing activities          2,194          (26)
                                                      ------------   ----------

Cash flows from financing activities:
      Net proceeds from mortgage payable on
        acquisition ...............................         15,084          235
      Financing costs .............................           (648)         (21)
      Proceeds from New Equity Investment .........         30,000          --
      Equity offering costs........................         (2,458)         --
      Repayment of mortgages payable ..............        (39,657)         (12)
      Payments to affiliates ......................           (762)         (95)
      Dividends paid ..............................           (217)        (119)
                                                      ------------   ----------

Net cash provided by (used in) financing activities          1,342          (12)
                                                      ------------   ----------

Net increase in cash and cash equivalents .........          4,485           85

Cash and cash equivalents, beginning of period ....            381          384
                                                      ------------   ----------

Cash and cash equivalents, end of period ..........   $      4,866   $      469
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

                                           March 31, 1997       March 31, 1996
                                           --------------       --------------
                                       (In thousands, except for per share data)
   Revenues                             $         4,190          $      3,942
   Net income before minority interest
       and extraordinary items                      360                   307
   Earnings per share                   $          0.09          $       0.08


3.   MORTGAGE NOTES PAYABLE

     Mortgage notes payable at March 31, 1997 and December 31, 1996 consist of the following:

                                            March 31, 1997   December 31, 1996
                                            --------------   -----------------
                                                  (In thousands)
       Amortizing first mortgage notes       $  10,066          $      5,669
       Interest only first mortgage notes       19,084                     0
                                                ----------      ------------

                                             $  29,150          $      5,669
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


Total revenues increased $811,000 from $495,00 to $1,306,000 during the three months ended March 31, 1997, as compared to the corresponding period in 1996. Approximately $711,00 of the increase is due to operations of the Consolidation Properties. Additionally, $45,000 of the increase is related to property management revenues which represent fees earned on management services provided to properties owned by affiliated entities. Such revenue is derived from management contracts acquired in conjunction with the Consolidation Transactions, therefore there was no comparable revenue during the corresponding period in 1996. The remainder of the increase in total revenues is attributable to the increases in rental rates experienced at the Original Properties and Cambridge, discussed below, and from the current period being the first full period of operations in the Company for Cambridge.

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

Property operating and maintenance expenses increased $308,000 from $180,000 to $488,000 during the three months ended March 31, 1997, as compared to the corresponding period in 1996. Expenses increased approximately $309,000 due to the acquisition of the Consolidation Properties offset by a decrease in operating and maintenance expenses at the Original Properties and Cambridge due to the relatively mild winter experienced during 1997 as compared to the harsh winter experienced in the New England area during the corresponding period in 1996.

General and administrative expenses increased $49,000 from $20,000 to $69,000 during the three months ended March 31, 1997, as compared to the corresponding period in 1996. The increase is primarily due to additional expenses related to the acquisition of the Consolidation Properties and increased overhead expenses.

Real estate taxes increased $66,00 from $50,000 to $116,000 during the three months ended March 31, 1997, as compared to the corresponding period in 1996. Approximately $63,000 of this increase is attributable to the Consolidation Properties.

Related party management fees decreased $4,000 from $26,00 to $22,000 during the three months ended March 31, 1997, as compared to the corresponding period in 1996. This decrease is due to the acquisition by the Company of the management services division of Grove Property Services Limited Partnership ("GPS") as part of the Consolidation Transactions.

Interest expense increased $86,000 from $88,000 to $173,000 during the three months ended March 31, 1997, as compared to the corresponding period in 1996. Approximately $80,000 of this increase is due to the $23.5 million mortgage debt assumed and/or refinanced as part of the Consolidation Transactions. The remaining increase is due to the operations of Cambridge for the full period.

Depreciation and amortization increased $130,000 from $110,000 to $240,000 during the three months ended March 31, 1997, as compared to the corresponding period in 1996. This increase results from approximately $145,000 attributable to the Consolidation Properties offset by a decrease in amortization expense of $15,000 resulting from the prior year write off of financing fees related to a credit line which was terminated.

Conveyance taxes of $68,000 for the three months ended March 31, 1997 relate to the Consolidation Transactions. This expense is a non-recurring item.

The Company's net income increased $76,000 from $21,000 to $97,000 during the three months ended March 31, 1997, as compared to the corresponding period in 1996. Approximately $55,000 of this increase results from the net effect of decreasing expenses and increasing rental rates at the Original Properties and Cambridge, as discussed above. The remaining increase is due to the operations of the Consolidation Properties.

Liquidity and Capital Resources

Cash and cash equivalents totaled $4,866,000 as of March 31, 1997. The Company's long-term debt to market capitalization on March 31, 1997 was 33% based on total market capitalization of $88,311,000 (6,067,874 Operating Partnership units and shares of common stock outstanding at $9.75 plus term debt) and term debt of $29,150,000.


Cash provided by operating activities was $949,000 for the three months ended March 31, 1997. Cash provided by investing activities was $2,194,000 for the three months ended March 31, 1997.

Net cash provided by financing activities was $1,342,000 for the three months ended March 31, 1997.


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

FFO increased $149,000 from $131,000 for the three months ended March 31, 1996 to $280,000 for the three months ended March 31, 1997. Dividends declared for the three months ended March 31, 1997 were $97,000, representing 34.5% of FFO. However, the dividends declared for the three months ended March 31, 1997 were for a short dividend period of January 1, 1997 through March 13, 1997, and therefore the March 31, 1997 FFO payout ratio is not comparable to the March 31, 1996 ratio. Dividends declared for the three months ended March 31, 1996 were $119,000, representing 91.0% of FFO.

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



PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

  (a)  Exhibits

       Exhibit No.                        Description

     3.1 Third Amended and Restated Declaration of Trust of the Company substantially as filed with the State of Maryland State Department of Assessments and Taxation, as incorporated by reference as Exhibit 3.1 to Form 10-QSB filed with the U.S. Securities and Exchange Commission, File No. 1-13607.


     4.1   Revolving  Credit  Agreement  dated  March 26,
           1997, among Grove Operating L.P., the Company and Rhode Island Hospital Trust National Bank
           (a Bank of Boston company) and Other Banks which may become parties to the Agreement and Rhode Island Hospital Trust National Bank, as
           Agent, as incorporated by reference as Exhibit 4.1 to Form 10-QSB filed with the U.S. Securities and Exchange Commission, File No. 1-13607.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          REGISTRANT:

                          GROVE PROPERTY TRUST

Date: November 18, 1997   By:   /s/Joseph R. LaBrosse
                                ---------------------
                                Name:  Joseph R. LaBrosse
                                (on behalf of the registrant and as Chief
                                 Financial Officer)

                                  EXHIBIT INDEX
     Exhibit No.                        Description

     3.1 Third Amended and Restated Declaration of Trust of the Company substantially as filed with the State of Maryland State Department of Assessments and Taxation, as incorporated by reference as Exhibit 3.1 to Form 10-QSB filed with the U.S. Securities and Exchange Commission, File No. 1-13607.


     4.1   Revolving  Credit  Agreement  dated  March 26,
           1997, among Grove Operating L.P., the Company and Rhode Island Hospital Trust National Bank
           (a Bank of Boston company) and Other Banks which may become parties to the Agreement and Rhode Island Hospital Trust National Bank, as
           Agent, as incorporated by reference as Exhibit 4.1 to Form 10-QSB filed with the U.S. Securities and Exchange Commission, File No. 1-13607.



  27      Financial Data Schedule