Form 10-K
period 1997-12-31
GROVE PROPERTY TRUST
filed 1998-03-23
CIK 920776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1997 or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                           Commission file No. 1-13080

                              GROVE PROPERTY TRUST
             (Exact name of registrant as specified in its charter)

          Maryland                                  06-1391084
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                 598 Asylum Avenue, Hartford, Connecticut 06105
               (Address of Principal Executive Offices) (Zip Code)

                                 (860) 246-1126
                (Issuer's Telephone Number, including area code)


       Securities registered pursuant to Section 12(b)of the Exchange Act:

         Title of Each Class: Name of Each Exchange on Which Registered:
       Common Shares of Beneficial Interest, American Stock Exchange, Inc.
                                 $.01 par value

       Securities registered pursuant to Section 12(g)of the Exchange Act:
      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 15, 1998 was $72,080,223.

The number of Common Shares of Beneficial Interest outstanding as of March 15, 1998 was 8,453,829.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                     Definitive proxy statement for 1998 Annual Meeting of Shareholders - Part III of Form 10-K

PART 1

Item 1.  Business

The Company

Grove Property Trust, a Maryland real estate investment trust (the "Company" or "Grove") is a self-managed and self-administered real estate investment trust ("REIT") that is engaged in the acquisition, repositioning, management and operation of mid-priced multifamily and specialty retail properties in the Northeastern United States. The Company is a fully integrated real estate organization with in-house acquisition, repositioning and renovation, financing, marketing, leasing and property management expertise.

As of March 15, 1998, Grove owned interests in and operated 36 Apartment Communities containing a total of 3,580 units in Connecticut, Massachusetts and Rhode Island and three community shopping centers in Massachusetts containing an aggregate of approximately 100,000 rentable square feet. The Apartment Communities are mid-priced apartment properties consisting primarily of two- and three-story buildings in landscaped settings. The Apartment Communities are well located within their markets and appeal to middle income residents who are generally "renters by necessity."

Grove's predecessors commenced operations in 1980. The Company completed its initial public offering in 1994 with the acquisition of three apartment properties. At that time, affiliates of Grove owned additional apartment properties and other real estate assets outside of the Company and conducted management and acquisition activities through entities that were also owned outside of the Company. In 1996, management began to undertake a number of strategic initiatives intended to maximize shareholder value. In March 1997, the Company completed the following: (i) the creation of an Umbrella Partnership REIT (an "UPREIT") structure by forming Grove Operating, L.P. (the "Operating Partnership") to facilitate the consolidating transactions described below and to provide potential sellers with a mechanism to defer their tax liability; (ii) the acquisition through the Operating Partnership of 20 properties owned by affiliates of Grove; (iii) the acquisition of the property management assets and related liabilities of Grove Property Services Limited Partnership ("GPS"), the entity that managed the properties owned by Grove as well as the 20 properties owned by affiliates of Grove; (iv) a $30 million private placement (3,333,333 shares at $9.00 per share) of equity securities to investors that included, among others, four investment funds managed by Morgan Stanley Group, Inc. and the Oregon Public Employees Retirement Fund and (v) the closing of a $25 million Credit Facility and a $15 million term loan facility (collectively, the "Consolidation Transactions").

In November 1997, the Company completed a public offering underwritten by Salomon Smith Barney and co-managed by Lehman Brothers. Simultaneously, the Company sold additional shares directly to certain investors. The Company sold an aggregate of 4,500,000 shares at a public offering price per share of $10 7/8.

On November 24, 1997, the date of the closing of the offering, the yearly dividend was increased to $0.68 per Common Share. It is the Company's business philosophy to utilize retained earnings for additional real estate acquisitions. The proceeds from this offering were primarily used to reduce the then outstanding corporate debt.

As of December 31,1997, the Company's assets were approximately $148,150,000 and its debt to total market capitalization ratio was approximately 28.3%.

The Company operates in a single industry segment.

The Operating Partnership

The Operating Partnership was formed to act as the vehicle for the acquisition of properties. Grove is the sole general partner of the Operating Partnership and thereby controls the Operating Partnership. Using the Operating Partnership, the Company is able to acquire properties in exchange for Common Units of the Operating Partnership ("Common Units" or "OP Units"), which represent limited partnership interests in the Operating Partnership. The recipients of Common Units are restricted from transferring such Common Units for a period of one year from the acquisition date. The Common Units are redeemable after such time for cash (based on the fair market value of an equivalent number of Common Shares at the time of such redemption) or, at the Company's option, for Common Shares of the Company on a one-for-one basis, subject to certain anti-dilution adjustments and exceptions. While the holders of Common Units determine whether they want to redeem Common Units, the Company decides if the redemption price will be paid in cash or in Common Shares. With the Operating Partnership, the Company believes it is able to offer attractive purchase terms to owners of properties who have little or no tax basis remaining in such properties. In many cases, the immediate tax liability incurred by such owners upon a transfer of such properties would be significant if the purchase price were paid in cash. By utilizing the Operating Partnership structure, the Company can make payment in Common Units, thereby deferring all or a portion of an owner's federal income tax liability. At December 31, 1997, Grove owned approximately 74% of the total partnership interests, including the sole general partner interest, in the Operating Partnership, consisting of Grove's ownership of 8,453,829 Common Units.

Business Objectives and Growth Strategies

The Company's current long-term objectives are (i) actively acquiring and, where appropriate, repositioning and renovating under-managed multifamily properties at significant discounts to replacement costs and at returns that enhance shareholder value; (ii) aggressively managing its portfolio to increase revenues and reduce operating costs; (iii) maintaining a conservative ratio of debt to total market capitalization and (iv) consistently providing quality service and a desirable living environment to all of its residents. A variety of factors, many of which are beyond the Company's control, may prevent the Company from achieving these objectives. In addition, future developments and events may cause the Company to redefine its objectives either by modifying current objectives or by identifying additional ones.

Acquisitions. The Company's primary growth strategy has been to acquire under-managed, mid-priced apartment properties in the Northeastern United States. Grove believes that opportunities for acquisitions in the Northeastern United States are particularly attractive at this time because the region is generally characterized by: (i) limited new construction due to significant barriers to entry resulting from high construction costs, limited land availability, strict zoning laws and extended permitting processes; (ii) a limited number of publicly traded companies focusing on the acquisition of under-managed, mid-priced multifamily communities; (iii) highly fragmented markets with many small-to-medium sized family owned companies that own older apartment properties in which the owners are looking to sell with minimal tax impact and (iv) many older apartment properties where maintenance and improvements have been deferred and where the Company believes selective capital improvements and professional management may create opportunities for increased rents. Although the Company's principal focus is the acquisition of under-managed apartment communities, it expects to examine additional mixed-use and specialty retail properties that meet the Company's return requirements.

When evaluating potential acquisitions, the following factors are among those the Company considers: (i) the demographic characteristics and resident profile of the neighborhood; (ii) the age and quality of the property; (iii) the current and projected cash flow of the property and the ability to increase cash flow through return-oriented capital improvements; (iv) the potential for capital appreciation of the property; (v) the terms of leases, including the potential for rent increases; (vi) the potential for economic growth and the tax and regulatory environment of the community in which the property is located; (vii) the occupancy of and demand for properties of a similar type in the market and
(viii) competition from existing properties and the potential for the construction of new properties in the area.

The  Company's   acquisitions   of  Apartment   Communities   have  ranged  from
approximately $4 million to $15 million and have ranged in size from 75 to 300 units.

Repositioning and Renovation. The Company evaluates repositioning and renovating newly acquired properties. When pursuing an acquisition, members of the Company's in-house acquisition, development and property management teams work together in evaluating potential renovation and repositioning strategies and budgets. Additionally, the Company reviews its portfolio to determine where opportunities exist to make incremental capital improvements that meet its targeted return on cost. Typical renovations include replacing carpets, appliances, kitchen cabinets, counter tops, bathroom fixtures and vanities as well as upgrading landscaping, adding fitness centers and community rooms, adding additional apartment units, repaving existing parking spaces and adding additional parking spaces.


Financing Strategies

The Company intends to maintain a debt-to-total market capitalization ratio of 60% or less. At December 31, 1997, the Company had debt totaling $49.1 million and a ratio of debt-to-total market capitalization of approximately 28% based on the closing price of the Company's Common Shares on the American Stock Exchange of $10.875 and assuming conversion of all OP Units. The weighted average interest rate on the Company's mortgage debt as of December 31, 1997 was approximately 7.5% and the weighted average maturity was 8.5 years.

In December 1997, the Operating Partnership entered into a treasury lock agreement with Salomon Smith Barney whereby the Operating Partnership effectively locked the ten year U. S. Treasury Bond rate on $20 million of future debt at a rate of 5.835%. The treasury lock is valid through July 1998.


Revolving Credit Facility

On December 31, 1997, the Company, through the Operating Partnership, had a $25 million secured line of credit with BankBoston. The line of credit matures in March 2000 and bears interest at a per annum rate of one, two, three or six month LIBOR, plus 1.2%. As of December 31, 1997, there was $15.6 million outstanding on this line of credit. The outstanding credit line balance was used for the purchase of four apartment communities on December 31, 1997. The Company is currently in the process of increasing the size of its credit line to $50 million and converting the line of credit to an unsecured facility from a secured facility.


Policies with respect to Certain Activities

General. The following is a discussion of certain current investments, financing and other practices of the Company. These practices may be amended or revised from time to time without a vote of the Company's shareholders, except that the Company cannot change its policy of holding its assets and conducting its business principally through the Operating Partnership without the consent of the holders of Common Units as provided in the Agreement of the Operating Partnership. No assurance can be given that the Company's objectives will be attained or that the value of the Company will not decrease.

Investment Objectives and Practices. The Company's investment objective is to provide quarterly distribution of a portion of cash available for distribution and to achieve long-term capital appreciation through increases in cash flow from operations, reinvestment of retained cash and growth of the Company's property portfolio through acquisitions and repositioning. The Company's practice is to acquire assets primarily for generation of current income and appreciation in long-term value.

The Company may purchase or lease income-producing multifamily, mixed-use or specialty retail properties for long-term investment, expand and improve the properties acquired, or sell such properties, in whole or in part, when circumstances warrant. Any financing or indebtedness secured by the Company's properties will have a priority over the Common Shares in the event of a forced sale or upon liquidation of any property in the Company's portfolio which serves as such security.

While the Company has emphasized equity real estate investments in multifamily properties, it may, at the discretion of the Board, invest in specialty retail or mixed-use buildings, equity real estate investments in other types of properties, mortgages (including participating or convertible mortgages), stock of other REIT's and other real estate interests. The Company does not currently intend to invest in mortgages or stock of other REIT's. The investment by the Company in securities of other REIT's, other concerns engaged in real estate activities or other issues is subject to the percentage of ownership limitations and gross income tests necessary for REIT qualification.

Disposition. The Company periodically will review the assets in the Company's portfolio. The Company has no current intention to dispose of any of its properties, unless the Board, based in part upon management's periodic reviews, determines that the disposition of such property is in the best interests of the Company.

Financing Practices. The Company expects to continue to maintain a conservative debt to total market capitalization ratio of 60% or less. Such ratio represents total debt of the Company as a percentage of the market value of the Common Shares (assuming the exchange of all Common Units for Common Shares) plus total debt of the Company. The Company's Third Amended and Restated Declaration of Trust, as supplemented (the "Charter") and Bylaws, however, does not limit the amount of percentage of indebtedness that the Company may incur. In addition, from time to time, the Company may modify its debt practice in light of changing economic conditions, relative costs of debt and equity capital, market values of its properties, general conditions in the market for debt and equity securities, fluctuations in the fair market prices of the Common Shares, growth and acquisition opportunities and other factors. Accordingly, the Company may increase or decrease its debt to total market capitalization above or below 60%.

Other. The Company intends to operate in a manner that will not subject it to regulation under the Investment Company Act of 1940. The Company does not intend
(i) to invest in the securities of other issuers for the purpose of exercising control over such issuer; (ii) to underwrite securities of other issuers or
(iii) to trade actively in loans or other investments.




The Apartment Communities

The Company at March 15, 1998 owned interests in and operated 36 Apartment Communities containing a total of 3,580 units. The Apartment Communities are mid-priced apartment properties that consist primarily of two- and three-story buildings in landscaped settings. The Apartment Communities are well located within their markets and appeal to middle income residents who are generally "renters by necessity." The Apartment Communities are located in the following states:

State            Number of Apartment    Number of Apartment  Percentage of Total
                     Communities                  Units         Apartment Units
                     -----------                  -----         ---------------
Connecticut               28                      2,759             77%
Massachusetts              5                        521             15%
Rhode Island               3                        300              8%
                          -                         ---              --
Totals as of
February 1998             36                      3,580             100%
                          ==                      =====             ====



Of the current 36 Apartment Communities, 17 have 100 units or more, with the largest having 355 units and the smallest having 28 units. The average size of the Apartment Communities is approximately 100 units. Of the 3,580 units in the Apartment Communities, 199 units or approximately 5.6% are studios, 1,408 units or approximately 39.3% are one bedrooms, 1,961 units or approximately 54.8% are two bedrooms and 12 units or approximately .3% are three bedrooms. The Apartment Communities contain an aggregate of approximately 3.4 million rentable square feet with an average unit size of approximately 934 square feet. For the twelve months ended December 31, 1997, the Apartment Communities had an average economic occupancy rate of approximately 96% and an average monthly rental rate of approximately $702 per unit.


                                 Property Table



                                                                                      Average Economic     Average Monthly Rental
                                                                                     Occupancy Rate (1)     Rate Per Unit (2)
                                                                                     ------------------     -----------------

                                                                            Average    Year      Year      Year       Year
                                        Percentage  Number  Year    Year    Sq. Ft.    Ended     Ended     Ended      Ended
Property                 Town/City      Ownership of Units  Built  Renovated Per Unit 12/31/96  12/31/97  12/31/96   12/31/97
--------                 ---------      --------- -------- -----  --------- -------- --------  --------  --------   --------
Connecticut:
208-210 Main St. (3)     Manchester          100%       28   1969      1988      929     97.8%     95.8%  $         $
                                                                                                               761         780
Arbor Commons (3)        Ellington           100%       28   1975      1988      780     97.6%     96.6%       686
                                                                                                                           695
Avonplace                Avon                 99%      147   1973      1995    1,542     99.1%     98.3%       845
                                                                                                                           867
Barons Apartments        Southington         100%       54   1970      1994      900     95.8%     95.8%       684
                                                                                                                           710
Bradford Apartments      Newington            91%       64   1964      1989      894     91.6%     96.6%       686
                                                                                                                           696
Briar Knoll(5)           Vernon              100%      150   1986                867
                                                                          -                  -         -         -           -
Brooksyde (4)            West Hartford       100%       80   1945      1997      800     94.0%     96.5%       643
                                                                                                                           684
Burgundy Studios (4)     Middletown          100%      102   1973      1996      443     96.7%     97.2%       430
                                                                                                                           436
Cambridge Estates        Norwich             100%       92   1977      1990      939     97.4%     97.7%       715
                                                                                                                           737
Colonial Village         Plainville          100%      104   1968      1989      981     96.5%     97.1%       726
                                                                                                                           747
Dogwood Hills            Hamden              100%       46   1971      1993    1,330     98.2%     97.5%       722
                                                                                                                           743
Summit & Birch Hill (4)  Farmington          100%      184   1967      1996      937     96.5%     96.8%       745
                                                                                                                           785
Fox Hill Apartments      Enfield              97%      168   1974      1991      796     96.5%     93.9%       642
                                                                                                                           667
Fox Hill Commons         Vernon              100%       74   1965      1989      849     97.1%     94.5%       692
                                                                                                                           710
Greenfield Village       Rocky Hill          100%      129   1965      1997      729
(4)(5)                                                                                       -         -         -           -
Hamden Centre            Hamden              100%       65   1968      1993      873     96.2%     95.1%       637
                                                                                                                           655
High Meadow(4)(6)        Ellington           100%      100   1975                605     90.0%     93.4%
                                                                          -                                    580         595
Hill Top(5)              Norwich             100%      120   1988                986
                                                                          -                  -         -         -           -
Glastonbury Center       Glastonbury         100%      104   1962      1989      961     95.6%     90.8%       773
                                                                                                                           801
Loomis Manor             West Hartford        91%       43   1948      1990    1,138    100.0%     99.5%       826
                                                                                                                           848
Ocean Reef               New London           97%      163   1962      1995      829     94.4%     94.4%       633
                                                                                                                           650
Park Place West          West Hartford       100%       63   1961      1989      861     97.9%     96.5%       656
                                                                                                                           671
Pinney Brook(5)          Ellington           100%       34   1969                882
                                                                                             -         -         -           -
Ribbon Mill(5)           Manchester          100%      104   1908      1985    1,221
                                                                                             -         -         -           -
Sandalwood(4)(6)         New London           97%       39   1977      1996      517     61.7%     97.6%       453
                                                                                                                           464
Westwynd Apartments      West Hartford        91%       46   1969      1990      901     95.2%     97.2%       648
                                                                                                                           659
River's Bend             Windsor             100%      355   1973      1996    1,000     95.3%     96.0%       714
                                                                                                                           752
Woodbridge               Newington           100%       73   1968      1991      792     94.7%     99.2%       712
                                                                                                                           724
Massachusetts
Dean Estates             Taunton             100%       58   1984 -            1,014     94.9%     97.5%       668
                                                                                                                           687
Four Winds(4)            Fall River          100%      168   1987      1996    1,089     90.5%     95.2%       627
                                                                                                                           692
Security Manor           Westfield            89%       63   1971      1988    1,150     99.1%     99.8%       576
                                                                                                                           584
Van Deene Manor (3)      West                 89%      109   1970      1990      664     98.5%     99.3%       609
                         Springfield                                                                                       618
Village Arms(5)          Acton               100%      123   1973                732
                                                                                             -         -         -           -
Rhode Island
Dean Estates II          Cranston             97%       48   1970      1994    1,170     93.5%     96.5%       687
                                                                                                                           701
Royale                   Cranston             97%       76   1976      1993    1,151     96.9%     91.7%       684
                                                                                                                           700
Tanglewood(5)            W.Warwick           100%      176   1973              1,059
                                                                                             -         -         -           -

                                                  =========                 ===================================================
    Total/Weighted Average                           3,580                       934     95.5%     96.1%  $    676     $   702
                                                  =========                 ===================================================
    Same Community Weighted Average(4)                                                   96.5%     96.4%  $    696     $   718
                                                                                     ==========================================



                            (NOTES ON FOLLOWING PAGE)



 (1) Average economic occupancy rate is derived by dividing actual collected rental income by gross potential rental income. Gross potential rental income includes vacancy losses and bad debt, but does not include model expenses or employee concessions or discounts. (2) Average monthly rental rate per unit is derived by dividing gross potential rental income by total number of leasable units. (3) The following Apartment Communities contain additional space which is rented to commercial tenants:

Apartment Communities                 Commercial Sq. Ft.
---------------------                 ------------------
208-210 Main St.                            9,597
Arbor Commons                               4,016
Van Deene Manor                             1,630
Total                                       15,243


(4) The same community weighted average amounts represent the average occupancy and rental rates for the 23 Apartment Communities owned by Grove or its affiliated predecessors for the years 1995, 1996 and 1997. Thirteen properties were purchased by Grove or its affiliated predecessors during or subsequent to such periods and have been excluded from the same community amounts. The following sets forth the acquisition dates for such Apartment Communities:


Apartment Communities                  Acquisition Date
---------------------                  ----------------
Summit & Birch Hill                         Feb 95
Four Winds                                  Oct-95
Burgundy Studios                            Oct-95
Sandalwood                                  Dec-95
Brooksyde                                   Oct-96
Greenfield Village                          Jul-97
High Meadow                                 Oct-97
Pinney Brook                                Dec-97
Briar Knoll                                 Dec-97
Hill Top                                    Dec-97
Ribbon Mill                                 Dec-97
Village Arms                                Dec-97
Tanglewood                                  Jan-98

(5) These seven properties were purchased from non-affiliated parties in 1997 or 1998, as noted in note 4 above. Information on these Properties is not available for the entirety of the periods covered in the above table.
(6) High Meadow was purchased in October 1997 from a non-affiliated party.
(7) Sandalwood was purchased in December 1995. The property was not leasable until September 1996.


The Retail Properties

Although the Company's principal focus is the acquisition and ownership of apartment communities, it owns and may in the future acquire mixed-use and specialty retail properties. The Company currently owns three retail properties. One of these properties is a community shopping center in Longmeadow, Massachusetts that contains approximately 79,000 rentable square feet of retail and office space. The shopping center, which was originally constructed by an unaffiliated owner in 1962 and subsequently expanded in 1978, was purchased by an affiliate of the Company in 1994 and renovated and retenanted by management at various times from 1994 through 1997. For the year ended December 31, 1997, the shopping center had an average annual base rental rate of approximately $12.97 per square foot and was approximately 97% leased.

The other two retail properties are specialty retail properties, which were acquired from an affiliate of the Company on October 31, 1997. These properties are in the historic district of Edgartown, Massachusetts. The two properties were originally constructed in the 1800's. The first building, known as the Wharf Building, contains approximately 11,000 rentable square feet, and was renovated by the previous affiliated owner in 1996. As of December 31, 1997, the Wharf Building had an average annual rental rate of approximately $27.93 per square foot and was 100% leased. The second building, the Cornerblock, contains approximately 5,400 rentable square feet and was substantially renovated by an unaffiliated predecessor owner in 1988. For the twelve months ended December 31, 1997, the Cornerblock had an average annual rental rate of approximately $32.78 per square foot and was 100% leased.




Property Management

Grove manages its portfolio through its staff of approximately 146 professional and support personnel and approximately 17 part-time support personnel, including the Chief Operating Officer and regional property managers at the corporate level and property managers, service technicians, leasing agents, porters and landscapers at the property level. The Chief Operating Officer, regional property managers and on-site personnel are supported by seven accounting and administrative employees.

During 1995, 1996 and 1997, the Company experienced average resident retention rates of 60%, 61% and 62%, respectively. The management division implements on-site management programs, accounting systems, marketing systems and resident quality control and retention procedures. On-site property management teams perform leasing and rent collection functions and coordinate resident services. The Company uses newspaper advertisements, resident referrals, apartment guides and the Internet to market and advertise the Apartment Communities. The Company supplements its marketing and advertising effort with point-of-purchase materials and well-maintained properties with strong curb appeal. The Company's marketing personnel market the Apartment Communities on a continual basis rather than waiting until vacancies occur.

On-site management is assisted by the regional managers and accounting department personnel. Regional managers monitor performance criteria at each Apartment Community, and the accounting division audits and monitors each Apartment Community's financial records.

Prior to entering into leases, Grove conducts background investigations of potential residents, including credit checks, prior landlord references and employer verifications. Substantially all of the apartments in the Apartment Communities are rented pursuant to standard twelve-month leases, which facilitate uniform lease administration by helping to standardize rent collections, security deposit dispositions, evictions, repairs and renewals. The Company typically requires residents to provide security deposits equal to one month's rent. In addition, the Company manages lease expirations to ensure that vacancies occur on a staggered basis.

The Company's marketing and leasing procedures are designed to ensure compliance with all federal, state and local laws and regulations. Underwriting guidelines for prospective residents comply with FHAA and ADA regulations and are designed to stabilize cash flows. None of the Apartment Communities is currently subject to rent control or rent stabilization regulation.

Insurance

Grove carries comprehensive liability, fire, flood (where required) and extended coverage and rental loss insurance on all of its properties with policy specifications, insured limits and deductibles customarily carried for similar properties. There are, however, certain types of losses which may be either uninsurable or not economically insurable, such as those resulting from earthquakes, floods, tidal waves, explosion of water pipes, nuclear hazards, wars, civil disturbances and environmental matters.

Competition

All of the Apartment Communities are located in developed areas that include other apartment communities. The number of competitive apartment properties in a particular area could have a material effect on the Company's ability to lease apartment units or at any newly acquired properties and on the rental rates charged. There are numerous real estate companies, including those operating in the markets in which the Company's properties are located, which compete with the Company in seeking properties for acquisition and for tenants to occupy such properties. The Company may compete with companies that have greater resources than the Company. Further, the availability of single-family housing and other forms of multifamily residential properties, such as manufactured housing communities, provide alternatives to existing and potential residents of apartment communities.

Regulation

General.   Multifamily   apartment  properties  are  subject  to  various  laws,
ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, activity centers and other common areas.

Americans With Disabilities Act. The Company's properties must comply with Title III of the Americans with Disabilities Act (the "ADA") to the extent that such properties are "public accommodations" and/or "commercial facilities" (each as defined by the ADA). Compliance with the ADA could require removal of structural barriers to handicapped access in certain public areas of properties where such removal is readily achievable. The ADA does not, however, consider residential properties, such as multifamily properties, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as a leasing office, are open to the public. Noncompliance with ADA requirements and applicable state laws could result in imposition of fines or an award of damages to private litigants. The Company may incur additional costs to comply with such laws.

Fair Housing Amendments Act of 1988. The Fair Housing Amendments Act of 1988 (the "FHAA") requires multifamily properties first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with the FHAA could result in the imposition of fines or an award of damages to private litigants.

Rent Control Legislation. State and local rent control laws in certain jurisdictions limit a property owner's ability to increase rents and to recover increases in operating expenses and costs of capital improvements from residents. Enactment of such laws has been considered from time to time in other jurisdictions, although such laws have not been adopted in the jurisdictions in which the Company currently operates.

Environmental Matters


Under various federal, state and local laws, ordinances and regulations relating to the protection of the environment, a current or previous owner or operator of real estate may be held liable for the costs of investigations or performing removal or remediation of certain hazardous or toxic substances or petroleum products released on, under, in, emitting from, or located on, under or in the property and may be held liable to a governmental entity or third parties for damages, investigation, remediation, or other costs associated with such contamination. These laws often impose liability without regard to whether the owner was responsible for, or even knew of, the presence of such hazardous or toxic substances or petroleum products. The costs of investigation, removal or remediation of such substances may be substantial, and the presence of such substances may adversely affect the owner's ability to rent or sell the property or to borrow using such property as collateral and may expose it to liability resulting from any release or exposure of such substances. Moreover, certain loan documents provide for recourse liability in connection with hazardous or toxic substances. Persons who arrange for the disposal or treatment of hazardous or toxic substances at another location may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos containing materials into the air, and third parties may also seek recovery from owners or operators of real properties for personal injury associated with asbestos containing materials and other hazardous or toxic substances or petroleum products. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Company may be considered an owner or operator of such properties regulated by such laws, ordinances, and regulations relating to the protection of the environment or as having arranged for the off-site disposal or treatment of hazardous or toxic substances and, therefore, if environmental contamination were to be found at such real properties or off-site locations, the Company could be potentially liable for removal or remediation costs, as well as certain other related costs, including governmental penalties and injuries to persons and property.

Federal legislation requires owners and landlords of residential housing constructed prior to 1978 to disclose to potential residents or purchasers of the properties any known lead-paint hazards and will impose treble damages for failure to give the required notice. The existence of lead-based paint in a property may result in lead poisoning in children residing therein if chips or particles of lead-based paint are ingested, and the Company may be held liable under state laws for any injuries caused by ingestion of lead-based paint by children living at the Apartment Communities or any apartment properties acquired by the Company in the future.

All of the Properties were subject to Phase I (or an update of a prior Phase I) or similar environmental assessments by independent environmental consultants. Phase I assessments are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed property and surrounding properties. Phase I assessments generally include a historical review, a public records review, a preliminary investigation of the surveyed site and surrounding properties, and preparation and issuance of a written report, but do not include soil sampling or subsurface investigations. The environmental assessments disclosed that certain underground storage tanks, which have been removed from the Sandalwood, Fox Hill Commons and Ocean Reef, need to be registered with the Connecticut Department of Environmental Protection ("DEP"). The environmental assessments also disclosed that four properties include floor drains which need to be sealed or for which permits must be obtained from DEP.

Various environmental laws and regulations also control how certain activities can or must be conducted at the Company's properties. Such requirements govern maintenance activities, renovation projects and other worker operations involving asbestos or lead-based paint. They also may govern air emissions, wastewater discharges, waste management or similar activities related to operation of the Company's properties.

Under various laws and regulations, owners and operators of underground and aboveground storage tanks containing petroleum are obligated to meet certain construction and operating standards. In addition, such tank owners and operators are responsible for remediating any contamination caused by petroleum released from such tanks.

Grove's environmental assessments of its properties have not revealed any environmental liability that the Company believes would have a material adverse effect on its business, assets or results of operations taken as a whole, nor is the Company aware of any such material environmental liability. Nonetheless, it is possible that the Company's assessments do not reveal all environmental liabilities or that material environmental liabilities exist of which the Company is unaware. Moreover, there can be no assurance that (i) future laws, ordinances or regulations or new interpretations of existing laws or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Company's properties will not be affected by tenants, by the condition of land or operations in the vicinity of the Company's properties (such as the presence of leaking underground storage tanks), or by third parties unrelated to the Company so as to impose any material environmental liability.


Employees

As of February 15, 1998 the Company employed approximately 160 persons including part time employees and its executive officers, none of whom is represented by a labor union. The Company considers its relations with its employees to be good.

Item 2.  Properties

The information concerning the Company's properties contained in Item 1 hereof under the captions "The Apartment Communities" and "The Retail Properties" is incorporated herein by reference.

Certain of the Company's properties secure mortgage indebtedness on such property or the Company's borrowings under its revolving credit facility.

                     Principal Amount    Interest            Maturity
 Name of Property       Outstanding       Rate                 Date
 ----------------       -----------       ----                 ----
                   (amounts in thousands)
 208-210 Main St          (1) $15,600       (2)               March 2000
 Arbor Commons                    (1)       (2)               March 2000
 Avonplace                        (1)       (2)               March 2000
 Colonial Village                 (1)       (2)               March 2000
 Park Place West                  (1)       (2)               March 2000
 Sandalwood                       (1)       (2)               March 2000
 Fox Hill Apartments              (1)       (2)               March 2000
 Greenfield Village               (1)       (2)               March 2000
 High Meadow                      (1)       (2)               March 2000
Cornerblock                       (1)       (2)               March 2000
The Wharf                         (1)       (2)               March 2000
 Dean Estates II                  (1)       (2)               March 2000
 Royale                           (1)       (2)               March 2000
 Barons Apartments                         7.25%               June 2013
                                1,242
 Bradford Apartments                        (4)               March 2007
                                1,860
 Burgundy Studios                           (4)               March 2007
                                1,650
 Cambridge Estates       (3)    4,373      7.04%             January 2006
 Dogwood Hills                    (3)      7.04%             January 2006
 Hamden Centre                    (3)      7.04%             January 2006
 Fox Hill Commons                           (4)               March 2007
                                2,100
 Glastonbury Center                        8.33%             December 2003
                                4,408
 Loomis Manor                               (4)               March 2007
                                1,650
 Ocean Reef                                7.49%            September 2005
                                2,329
 Westwynd Apartments                        (4)               March 2007
                                1,215
 Woodbridge                                 (4)               March 2007
                                2,220
 Dean Estates                              7.09%             December 2000
                                2,022
 Longmeadow Shops                          7.00%             December 2007
                                4,000
 Security Manor                             (4)               March 2007
                                1,389
 Van Deene Manor                            (4)               March 2007
                                3,000
                      ================
  Total                      $ 49,058
                      ================

(1) These thirteen properties secure the Company's $25 million Revolving Credit Facility. (2) The interest rate on the Revolving Credit Facility floats at the thirty, sixty, or ninety day LIBOR rate plus 1.2%. (3) This loan is secured by three properties, Cambridge Estates, Dogwood Hills, and Hamden Center. (4) The interest rate on these loans floats at an interest rate equal to the thirty day LIBOR rate plus 1.14%. The interest rate on theses loans has been effectively fixed with two interest rate swap contracts at an effective average rate of 7.67%.


Reference is also made to Notes 5 and 6 to the Company's Consolidated Financial Statements for the year ended December 31, 1997included elsewhere herein.

Item 3.  Legal Proceedings

The Company is not presently involved in any legal proceedings, other than litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and all of which, collectively, is not expected to have a material adverse effect on the business, financial condition or results of operations of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

The Company's Common Shares of Beneficial Interest, $.01 par value (the "Common Shares") are listed on the American Stock Exchange (the "AMEX") (Regular List) under the symbol "GVE." Prior to November 1997, the Common Shares were listed on the Emerging Company Marketplace of the AMEX. The following table sets forth for the periods indicated the high and low sale prices as reported on the AMEX and the dividends declared and paid by the Company on each Common Share for each such period. All prices and dividends have been adjusted to reflect the share split and share dividend paid by the Company in March 1997.

     1996 Quarter Ending
                                                                   Dividend per
                               High              Low               Common Share
                               ----              ---               ------------
       March 31, 1996         $8.572            $7.090               $0.1926
       June 30, 1996           8.466             7.619                0.1947
       September 30, 1996      8.043             7.514                0.1947
       December 31, 1996       8.148             6.773                0.1947

     1997 Quarter Ending
                                                                   Dividend per
                               High              Low               Common Share
                               ----              ---               ------------
       March 31, 1997        $10.371           $ 7.719                $0.1558(1)
       June 30, 1997         $11.250           $ 9.625                $0.1890(2)
       September 30, 1997    $12.375           $10.625                $0.1575
       December 31, 1997     $12.000           $10.0625               $0.1620

------------------------

(1) Represents the dividend declared and paid for the period beginning on January 1, 1997 and ending on March 14, 1997, the date of the consummation of the Consolidation Transactions.

(2) Represents the dividend declared and paid for the period beginning on March 15, 1997 and ending June 30, 1997.

The Company made no sales of Common Shares during 1995, 1996 or 1997 that were not registered under the Securities Act of 1933, except for sales for which information has been previously included in a Quarterly Report on Form 10-QSB.

Equity Offerings and OP Unit Issuance

In March 1997, the Company completed a private offering of 3,333,333 of Common Shares at $9.00 per share and received net proceeds of approximately $27 million in connection therewith.

In March 1997, the Company, through the Operating Partnership, issued 2,114,439 OP Units at $9.00 per OP Unit in exchange for partnership interests in 20 properties owned by affiliates of the Company and the assets and related liabilities of GPS, the entity that manages the Company's properties. The total value of the OP Units at the time of issuance for the above transactions was approximately $19 million.

In June 1997, the Company, through the Operating Partnership, issued 420,183 OP Units at $10.00 per OP Unit in exchange for partnership interests in 3 properties owned by affiliates of the Company. The total value of the OP Units at the time of issuance for above transactions was approximately $4.2 million.

 In September 1997, the Company, through the Operating Partnership, issued 325,836 OP Units at $10.50 per OP Unit in exchange for partnership interests in 3 properties owned by affiliates of the Company. The total value of the OP Units at the time of issuance for above transactions was approximately $3.4 million.

In October 1997, the Company, through the Operating Partnership, issued 143,334 OP Units at $10.50 per OP Unit in exchange for partnership interests in 2 properties owned by affiliates of the Company. The total value of the OP Units at the time of issuance for above transactions was approximately $1.5 million.

All of the  transactions  referred  to  above  were  not  registered  under  the
Securities Act of 1933 in reliance on the exemption contained in Rule 506 thereunder on the basis that each of the purchasers in such transaction was an accredited investor.

In November 1997, the Company completed a registered public offering of 3,141,475 Common Shares and a concurrent offering to certain institutional investors of 1,358,525 Common Shares both at $10.875 per share and received net proceeds of approximately $45.2 million in connection therewith.

Dividends

During 1997, the Company declared dividends totaling $0.66 per Common Share, or approximately 63% of its Funds From Operations during the year. For 1996, the Company declared dividends totaling $0.78 per Common Share, or approximately 81% of its funds from operations during the year. The payment of dividends by the Company will be at the discretion of the Board of Trust Managers and will depend on numerous factors, including the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors that the Board of Trust Managers deems relevant.

Distributions by the Company to the extent of its current and accumulated earnings and profits for Federal income tax purposes generally will be taxable to shareholders as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits (return of capital) will be treated as a non-taxable reduction of a shareholder's basis in the Common Shares to the extent thereof, and thereafter as taxable gain. Dividends that are treated as a reduction of a shareholder's basis in its Common Shares will have the effect of deferring taxation until the sale of such shareholder's Common Shares. None of the $0.66 of dividends declared for 1997 represented a return of capital. Approximately $0.02 (or 2.54%) of the $0.78 of dividends declared for 1996 represented a return of capital.


Holders

The approximate number of holders of record of the Common Shares on March 15, 1998 was 118.

Item 6.           Selected Financial Data

                                                                             Company                     Predecessor (2)
                                                             ----------------------------------------- --------------------
                                                                  Years Ended December 31,  6/24/94 to 1/1/94  Year Ended
                                                                                                         to
                                                                1997      1996      1995    12/31/94   6/23/94  12/31/93
                                                             --------------------------------------------------------------
                                                                       (Dollars in thousands, except per share data)
Revenues:
  Rental income                                               $  17,111    $2,046    $1,287    $  641    $ 574      $  976
  Property and management                                           518
                                                                                -         -         -        -           -
  Interest and other                                                309        36        30        13        9           6
                                                             --------------------------------------------------------------
      Total revenues                                             17,938     2,082     1,317       654      583         982
                                                             --------------------------------------------------------------
Expenses:
  Property operating and maintenance                              6,078       656       406       208      235         313
  Real estate taxes                                               1,770       208       149        76                  134
                                                                                                            71
  Related party management fees                                      22       109        67        33       33          48
  Interest expense                                                2,741       394        85        45      173         323
  Depreciation and amortization                                   2,701       387       216       117      102         182
  General and administrative                                        908        67        56        16
                                                                                                             -           -
                                                             --------------------------------------------------------------
      Total expenses                                             14,220     1,821       979       495      614       1,000
                                                             --------------------------------------------------------------
Income (loss) before minority interests                           3,718       261       338       159     (31)        (18)
Minority interests in consolidated partnerships                     155
                                                                                -         -         -        -           -
Minority interest in Operating Partnership                        1,267         -         -         -        -           -
                                                             ==============================================================
Net income (loss)                                             $   2,296  $    261   $   338   $   159  $ (31)      $  (18)
                                                             ==============================================================
Net income per common share - - basic and assuming dilution(1)$    0.61  $   0.42   $  0.55   $  0.26
                                                             =========================================
Weighted average number of common shares outstanding-basic        3,765       620       620       620
                                                             =========================================
Weighted average number of common shares                          3,785       620       620       620
outstanding-assuming dilution
                                                             =========================================
Other Information:
Funds from operations                                         $   5,977 $    596    $   508    $  502
                                                             =========================================
Cash flow from (used in):
Operating activities                                          $   5,821 $    776    $   685    $  559
                                                             =========================================
Investment activities                                         $(40,440) $   (303)   $  (99)  $ (5,137)
                                                             =========================================
Number of apartment communities (end of period)                      35         4         3         3
                                                             =========================================
Number of apartment units (end of period)                         3,403       257       165       165
                                                             =========================================
Average monthly rental rate per unit                          $     702 $     676   $   660    $  642
                                                             =========================================
Average economic occupancy rate                                   96.1%     95.5%     97.8%     95.6%
                                                             =========================================
Number of retail properties (end of period)                           3         0         0         0
                                                             =========================================
Balance Sheet Information:

Real estate, before accumulated depreciation                 $  147,767 $ 9,798   $  5,393  $  5,294
                                                             =========================================

Total assets                                                 $  148,150 $ 9,521   $  5,241  $  5,377
                                                             =========================================
Total mortgage and revolving credit facility debt            $   49,058 $ 5,669   $  1,190  $  1,537
                                                             =========================================
Minority interests                                           $    1,357 $   -     $    -    $    -
                                                             =========================================
Shareholders' equity                                         $   24,339 $   3,483 $  3,703  $  3,840
                                                             =========================================

(1) The Company adopted Statement 128 in 1997. Statement 128 had no impact on earnings per share in 1996 and 1995. SeeNote 3 in the accompanying notes to the financial statements.
(2) The Company began operations on June 24, 1994, the date of its initial public offering. The operations of the predecessor represents the the operations the Original Properties prior to June 24, 1994.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report. The dollar amounts discussed are in thousands unless otherwise noted.

The results of operations for the year ended December 31, 1997 include the three multifamily properties (the "Original Properties") that the Company has owned since its inception, a fourth property ("Cambridge") that the Company acquired on January 12, 1996, twenty properties acquired on March 14, 1997 in conjunction with the Consolidation Transactions (the "Consolidation Properties"), and fourteen properties subsequently acquired in 1997. The Consolidation Properties and the fourteen subsequent 1997 acquisitions are collectively referred to as the "1997 Acquisitions". In addition, all of the previously mentioned properties of the Company are collectively referred to as the "Properties".

Results of Operations

Results of operations of the Company for the years ended December 31, 1997 and 1996.

Total revenues increased $15,856 from $2,082 to $17,938 during the year ended December 31, 1997, as compared to the year ended December 31, 1996. The increase is mainly due to the operations of the 1997 Acquisitions. Additionally, $518 of the increase is related to property management revenues which represent fees earned on management services provided to properties owned by affiliated entities. Such revenue is derived from management contracts acquired in conjunction with the Consolidation Transactions; therefore there was no comparable revenue during 1996.

On a comparable basis, the Properties experienced increases in both rental rates and occupancy. The weighted average monthly rental rates increased to $702 for the year ended December 31, 1997 from $676 for the year ended December 31, 1996. Furthermore, economic occupancy for the year increased to an aggregate weighted average occupancy of 96.1% for the year ended December 31, 1997 from an aggregate weighted average of 95.5% for the year ended December 31, 1996.

The 23 apartment communities owned by Grove or its predecessors since the beginning of 1995, a "same community" comparison, experienced an increase in average monthly rental rates, offset by a small decrease in average economic occupancy and experienced an increase in net operating income. At these apartment communities, average monthly rental rates increased to $718 from $696, average economic occupancy decreased to 96.4% from 96.5% and net operating income increased to $9,884 from $9,294 for the years ended December 31, 1997 and 1996, respectively.

Property operating and maintenance expenses increased $5,422 from $656 to $6,078 during the year ended December 31, 1997, as compared to the year ended December 31, 1996. The increase is primarily due to the operations of the 1997 Acquisitions.

Real estate taxes increased $1,562 from $ 208 to $ 1,770 during the year ended December 31, 1997, as compared to the year ended December 31, 1996. The increase is due primarily to the 1997 Acquisitions. Related party management fees decreased $87 from $109 to $22. This decrease is due to the Company's acquisition of the management company in conjunction with the Consolidation Transactions, resulting in the elimination of all such expenses in consolidation.

General and administrative expenses increased $841 from $67 to $908 during the year ended December 31, 1997, as compared to the year ended December 31, 1996. This increase is mainly due to the increased costs associated with the change in size and structure of the Company.

Interest expense increased $2,347 from $394 to $2,741 during the year ended December 31, 1997, as compared to the year ended December 31, 1996. The increase is primarily due to the $38.3 million mortgage debt assumed and/or refinanced as part of the 1997 Acquisitions.

Depreciation and amortization increased $2,314 from $387 to $2,701 during the year ended December 31, 1997, as compared to the year ended December 31, 1996. The increased expense is primarily due to depreciation related to the 1997 Acquisitions

The Company's net income increased $2,035 from $261 to $2,296 during the year ended December 31, 1997, as compared to the year ended December 31, 1996. The increase is mainly due to the operations of the 1997 Acquisitions.

Results of operations for the Company for the years ended December 31, 1996 and 1995.

The Original Properties experienced a small decrease in occupancy offset by increases in rental rates which, overall, increased revenues. The weighted average monthly rental rates increased to $678 for the year ended December 31, 1996 from $660 for the year ended December 31, 1995. Physical occupancy decreased to an aggregate weighted average occupancy of 97.1% for the year ended December 31, 1996 from an aggregate weighted average of 97.8% for the year ended December 31, 1995. Physical occupancy at December 31, 1996 was 98.2%.

Rental and other income increased $765 from $1,317 to $2,082 for the years ended December 31, 1995 and 1996, respectively. Approximately $733 of such increase was due to the operations of Cambridge, and the remainder is attributable to increases in rental rates as discussed above.

The 23 apartment communities owned by Grove or its predecessors since the beginning of 1995, a "same community" comparison, experienced increases in average monthly rental rates, average economic occupancy and net operating income. At these apartment communities, average monthly rental rates increased to $696 from $680, average economic occupancy increased to 96.5% from 95.7% and net operating income increased to $9,294 from $9,125 for the years ended December 31, 1996 and 1995, respectively.

Property operations and maintenance expenses increased $250 from $406 for the year ended December 31, 1995 to $656 for the year ended December 31, 1996. Approximately $233 of the increase is due to the operations of Cambridge. Additionally, the Original Properties experienced an increase in operating and maintenance expenses due primarily to the harsh winter experienced in the New England area in 1996 compared to the more mild winter experienced in 1995.

General and administrative expenses increased $11 from $56 to $67 for the years ended December 31, 1995 and 1996, respectively. The increase was primarily due to additional expenses related to the acquisition of Cambridge and increased overhead expenses.

Real estate taxes increased $59 from $149 to $208 for the years ended December 31, 1995 and 1996, respectively. Related party management fees increased $42 from $67 to $109 for the years ended December 31, 1995 and 1996, respectively. These increases were due primarily to the acquisition of Cambridge.

Interest expense increased $309 from $85 to $394 for the years ended December 31, 1995 and 1996, respectively. This increase is due to the $4,500 mortgage note payable used to finance the acquisition of Cambridge. Depreciation and amortization increased $171, primarily as a result of the acquisition of Cambridge.

The Company's net income decreased $77 from $338 to $261 for the years ended December 31, 1995 and 1996, respectively. Approximately $54 of the decrease was due to a loss experienced by Cambridge. The decrease in net income for the Original Properties of approximately $23 was due to an increase in property operating and maintenance expenses as discussed above.

Liquidity and Capital Resources

Cash and cash equivalents totaled $1,466 as of December 31, 1997. The Company's ratio of long-term debt, including the Revolving Credit Facility, to market capitalization on December 31, 1997 was 28.3% based on total market capitalization of $173,659, based on 3,003,792 Common Units and 8,453,829 Common Shares valued at $10.875 per share/unit (the closing price on December 31, 1997) plus long-term debt $49,058, including the Revolving Credit Facility .

Cash provided by operating activities was $5,821 for the twelve months ended December 31, 1997. Cash used in investing activities was $40,440 for the twelve months ended December 31, 1997. Net cash provided by financing activities was $35,546 for the twelve months ended December 31, 1997.


On December 11, 1997, the Company declared a "short" period dividend of $0.07 per share for the period from November 24, 1997 to December 31, 1997. The dividend was paid on January 16, 1998 to shareholders of record on December 31, 1997. On November 18, 1997, the Company declared a "short" period dividend of $0.092 per share for the period from October 1, 1997 to November 23, 1997. The dividend was paid on January 16, 1998 to shareholders of record on November 21, 1997. On September 11, 1997, the Company declared a dividend of $0.1575 per share for the three months ended September 30, 1997. The dividend was paid on October 17, 1997 to shareholders of record on September 30, 1997. On June 18, 1997, the Company declared a "long" period dividend of $0.189 per share for the period from March 14, 1997 to June 30, 1997. The dividend was paid on July 16, 1997 to shareholders of record on June 30, 1997. On March 10, 1997, the Company declared a "short" period dividend of $0.1558 per share for the period from January 1, 1997 to March 13, 1997, which was paid on March 28, 1997 to shareholders of record on March 10, 1997. The dividends declared during the year ended December 31, 1997 of $0.6643 per share resulted in a 63% payout of funds from operations for the twelve months ended December 31, 1997.

On December 11, 1997, the Operating Partnership declared a "short" period distribution of $0.07 per Common Unit for the period from November 24, 1997 to December 31, 1997. The distribution was paid on January 16, 1998. On November 18, 1997, the Operating Partnership declared a "short" period distribution of $0.092 per share for the period from October 1, 1997 to November 23, 1997. The distribution amount was prorated for unit holders who were not unit holders for the entire period of October 1, 1997 to November 24, 1997. The distribution was paid on January 16, 1998. On September 11, 1997, the Operating Partnership declared a distribution of $0.1575 per Common Unit for the three months ended September 30, 1997. The distribution amount was prorated for unit holders who were not unit holders for the entire period of July 1, 1997 to September 30, 1997. The distribution was paid on October 17, 1997. On June 18, 1997, the Operating Partnership declared a "long" period distribution of $0.189 per share for the period from March 14, 1997 to June 30, 1997. The distribution amount was prorated for unit holders who were not unit holders for the entire period of March 14, 1997 to June 30, 1997. The distribution was paid on July 16, 1997.


In March 1997, the Operating Partnership entered into the Revolving Credit Facility, a three year revolving credit facility guaranteed by the Company, for up to $25.0 million. Borrowings under the Revolving Credit Facility are collateralized by thirteen of the Properties and bear interest payable monthly at a floating rate of 1.2% above the 30, 60, or 90 day LIBOR rate. The Revolving Credit Facility is available to fund future property acquisitions, up to $4.0 million is available to fund working capital needs, and up to $2.0 million is available to fund the redemption of Common Units or the purchase of Common Shares by the Operating Partnership.

The Company intends to meet its short term liquidity requirements through cash on hand, cash flow provided by operations and funds from the Revolving Credit Facility. The Company considers its ability to generate cash to be adequate, and expects it to continue to be adequate to meet operating requirements and pay shareholder dividends in accordance with REIT requirements. The Company may use other sources of capital to finance additional acquisitions including, but not limited to, the selling of additional equity interest in the Company, cash flow in excess of distributions, the issuance of debt securities, funds from the Revolving Credit Facility, and exchanging Common Shares or Common Units for properties or interests in properties.


In the course of the Company's planned upgrade of its information systems, to accommodate the growth of its business, the Company will assure that its computer software and hardware will be year 2000 compliant. The Company anticipates that the upgrade of its information systems will be completed during 1998 and believes that the cost thereof will not have a material impact on net income, assets or liabilites. Because of the nature of the Company's business, it does not depend to any material extent on electronic interchange of data or information with its residents, suppliers or vendors.


The  Company  regularly  evaluates   properties  for  possible   acquisition  or
disposition. Individual properties may be acquired through direct purchase of the property or through the purchase of the entity owning such property and may be made for cash or securities of the Company or the Operating Partnership. In connection with any acquisition, the Company may incur additional indebtedness. The Company is currently negotiating to increase its borrowings capacity under the Revolving Credit facility from $25 million to $50 million and to convert the facility from a secured facility to an unsecured facility. If the Company acquires or disposes of any property, such acquisition or disposition could have a significant effect on the Company's financial condition, results of operations or cash flows.


Funds from Operations


Industry analysts generally consider funds from operations ("FFO") to be an appropriate measure of performance of an equity REIT. Funds from operations is defined as income before gains (losses) on investments and extraordinary items (computed in accordance with generally accepted accounting principles) plus real estate depreciation, less preferred dividends and after adjustment for significant non-recurring items, if any. This definition conforms to the recommendations set forth in a White Paper adopted by the National Association of Real Estate Investment Trusts ("NAREIT") in early 1995. FFO for years prior to 1996 have been adjusted to conform to the NAREIT definition. The Company believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with the net income as presented in the financial statements and information included elsewhere in this Report. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indication of the Company's performance or as an alternative to cash flow as a measure of liquidity.


FFO increased $3,256 from $596 to $3,852 for the years ended December 31, 1996 and 1997, respectively. Dividends declared for the year ended December 31, 1997 were $2,423, representing 62.9% of FFO, while dividends declared for the year ended December 31, 1996 were $481, representing 80.7% of FFO.

Funds From Operations increased $88 from $508 in 1995 to $596 in 1996. Dividends declared for the year ended December 31, 1996 were $481, representing 80.7% of funds from operations. Dividends declared for the year ended December 31, 1995 were $475, representing 93.5% of funds from operations.



FFO was calculated as follows:


                         For the Year Ended December 31,

                                                     1997      1996     1995
                                                     ----      ----     ----

 Income before minority interests                     $3,718    $261     $338
 Real estate depreciation and amortization             2,530     335      170
 Non-recurring expenses                                   69      -        -
                                                       -----    ----     ----



 Funds from operations before minority interests       6,317     596      508
 Minority interests in consolidated partnerships       (340)     -         -
                                                      -------   -----    -----
 FFO                                                  $5,977    $596      $508
                                                  ============================

Seasonality

Historically, net income from the Properties has been lower in the first and second quarters than in the remainder of the year due to higher utility charges, snow removal and other weather related expenses. In addition, rental rates increase ratably during the year which results in higher rental revenues in the second half of the year.

Inflation

Substantially all of the leases at the Apartment Communities are for a term of one year or less, which may enable the Company to seek increased rents upon renewal or rerenting. Such short-term leases generally lessen the risk to the Company of the potential adverse effects of inflation.

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

Item 8.           Financial Statements and Supplementary Data

The financial statements are included on pages F-1 to F-16.

Item. 9           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required by this Item 9 has been previously reported by the Company (as "previously reported" is defined in Rule 12b-2 under the Securities and Exchange Act of 1934).

Part III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item 10 is incorporated by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A promulgated under the Securities and Exchange Act of 1934, which Proxy Statement will be filed within 120 days after the end of the Company's fiscal year ended December 31, 1997.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A promulgated under the Securities and Exchange Act of 1934, which Proxy Statement will be filed within 120 days after the end of the Company's fiscal year ended December 31, 1997.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A promulgated under the Securities and Exchange Act of 1934, which Proxy Statement will be filed within 120 days after the end of the Company's fiscal year ended December 31, 1997.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A promulgated under the Securities and Exchange Act of 1934, which Proxy Statement will be filed within 120 days after the end of the Company's fiscal year ended December 31, 1997.

Part IV

Item 14. Exhibits and Reports on Form 8-K


(a)(1) Financial Statements:

The  financial   statements  listed  in  the  accompanying  Index  to  Financial
Statements and Supplementary Data at page F-1 are filed as part of this Report.

(a)(2) Financial Schedules:

Schedule III, Real Estate and Accumulated Depreciation, is inculuded on pages F-17 to F-20 of this report.

(a)(3) Exhibits:


Exhibit No.                                         Description

2.1 Contribution Agreement, dated as of May 30, 1997, by and between Grove Operating, L.P., Northeast Apartments I Limited Partnership, West Hartford Center Associated Limited Partnership, Windsor Equity Partnership and Windsor Commons Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 30, 1997 (Commission File No. 1-13080))

2.2 orm of First Amendment effective as of June 1, 1997 to Agreement of Limited Partnership of Windsor Arbor Limited Partnership (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 30, 1997 (Commission File No. 1-13080))

2.3 Purchase and Sale Agreement, dated May 14, 1997, between Highland Income Partners, L.P., as Seller, and Grove Corporation, a Purchaser (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 2, 1997 (Commission File No. 1-13080))

2.4 Purchase and Sale Agreement, dated September 5, 1997, by and between Werner O. Kunzli, as Seller, and Grove Corporation, a Purchaser (incorporated by reference to Exhibit 2.4 to the Company's Registration Statement on Form S-2, No. 333-38183)

2.5 Grove Operating, L.P., Solicitation of Consent and Offer to Exchange Certain Outstanding Units of Limited Partnership Interest in Grove-Coastal Associates, L.P. for Consideration of 3,435.5 Common Units of Grove Operating, L.P. with an option to holders to instead receive cash consideration, dated June 19, 1997, as supplemented on June 19, 1997, and Letter of Transmittal and Addendum to Letter of Transmittal in connection therewith (incorporated by reference to Exhibit 2.5 to the Company's Registration Statement on Form S-2, No. 333-38183)

3.1 Third Amended and Restated Declaration of Trust of the Company dated March 14, 1997, as amended by Articles Supplementary dated October 23, 1997.

3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated March 14, 1997 and filed March 31, 1997 (Commission File No. 1-13080)

4.1 Form of Agreement of Limited Partnership of Grove Operating, L.P., among the Company and the other partners named therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 13, 1997 (Commission File No. 1-13080))

4.2 Revolving Credit Agreement dated March 26, 1997, among Grove Operating, L.P., the Company and Rhode Island Hospital Trust National Bank (a Bank of Boston company) and Other Banks which may become parties to the Agreement and Rhode Island Hospital Trust National Bank, as Agent (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997)

4.3 Amendment to the Agreement of Limited Partnership of Grove Operating, L.P. among the Company and the other partners named therein
      (incorporated   by   reference   to  Exhibit  4.3  of  the   Company's
      Registration Statement on Form S-2, No. 333-38183)

10.1 Securities Purchase Agreement, dated February 20, 1997, between the Company and Morgan Stanley Group Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

10.2 Securities Purchase Agreement, dated February 21, 1997, between the Company and ABKB/LaSalle Securities Limited (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

10.3  Form of Securities Purchase Agreement executed by other Investors in the Private Placement (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

10.4    egistration Rights Agreement,  dated March 14, 1997, between the
          Company and the Investors (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

10.5   Multifamily  Note,  dated March 14,  1997,  among  Citicorp  Real
               Estate, Inc., GR-Properties III Limited Partnership, Foxwoodburg, L.P., Grove-Westfield Associates Limited Partnership, Grove-West Springfield Associates Limited Partnership and GR-Westwynd Associates Limited Partnership (incorporated by reference to
               Exhibit 10.5 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

10.6  Cash  Management  Agreement,  dated as of March 14,  1997,  among
          Citicorp Real Estate, Inc., GR-Properties III Limited Partnership, Foxwoodburg, L.P., Grove-Westfield Associates Limited Partnership, Grove-West Springfield Associated Limited Partnership and GR-Westwynd Associates Limited Partnership (incorporated by reference to Exhibit
          10.6 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

10.7 Form of Multifamily Open-End Mortgage Deed, Assignment of Rents and Security Agreement, between Citicorp Real Estate, Inc. and GR-Properties III Limited Partnership (incorporated by reference to
          Exhibit 10.7 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

10.8  Pledge  Agreement,  dated as of March 14,  1997,  between  Grove
          Operating,  L.P.  and  Citicorp  Real  Estate,   Inc.(incorporated  by
          reference to Exhibit 10.8 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

10.9 Registration Rights Agreement, dated March 14, 1997, between the Company, Grove Operating, L.P. and certain partners of Grove
          Operating, L.P. (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

10.10   1994 Share  Option  Plan  (incorporated  by  reference  to
               Exhibit 10.16 to the Company's Registration Statement on Form SB-2 (File No. 33-76732))

10.11    1996 Share  Incentive  Plan  (incorporated  by reference to
               Exhibit 10.10 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

10.12    Pledge  Agreement,  dated  March  14,  1997,  among  Damon
               Navarro, Brian Navarro, Edmund Navarro, Joseph LaBrosse, Gerald McNamara, National Realty Services Limited Partnership, GIG, Burgundy Associates Limited Partnership, Grove Equity Partnership, Grove Holding Co. Inc. and the Company (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

10.13  Noncompetition  Agreement,  dated March 14, 1997, among the
               Company, Grove Operating, L.P., National Realty Services Limited Partnership, GIG and Burgundy Associates Limited Partnership (incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

10.14          Form  of  Noncompetition  Agreement  executed  by each of
                       Damon Navarro, Brian Navarro, Joseph LaBrosse, Edmund Navarro and Gerald McNamara (incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

10.15          Amendment,   dated   as   of   October   15,   1997,   to
                       Noncompetition Agreement, dated March 14, 1997, between the Company and Damon Navarro (incorporated by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-2, No. 333-38183)

10.16          Amendment,   dated   as   of   October   15,   1997,   to
                       Noncompetition Agreement, dated March 14, 1997, between the Company and Brian Navarro (incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-2, No. 333-38183)

10.17          Amendment,   dated   as   of   October   15,   1997,   to
                       Noncompetition Agreement, dated March 14, 1997, between the Company and Edmund Navarro (incorporated by reference to Exhibit 10.17 of the Company's Registration Statement on Form S-2, No. 333-38183)

10.18 Amendment, dated as of October 15, 1997, to Noncompetition Agreement, dated March 14, 1997, between the Company and Joseph LaBrosse (incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-2, No. 333-38183)

10.19 Amendment, dated as of October 15, 1997, to Noncompetition Agreement, dated March 14, 1997, between the Company and Gerald McNamara (incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-2, No. 333-38183)

10.20 Employment Agreement, dated March 14, 1997, between the Company and Damon Navarro (incorporated by reference to Exhibit
               10.14 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

10.21          Amendment,  dated as of October 15, 1997,  to  Employment
                Agreement, dated March 14, 1997, between the Company and Damon Navarro (incorporated by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-2, No. 333-38183)

10.22 Employment Agreement, dated March 14, 1997, between the Company and Brian Navarro (incorporated by reference to Exhibit
               10.15 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

10.23          Amendment,  dated as of October 15, 1997,  to  Employment
                Agreement, dated March 14, 1997, between the Company and Brian Navarro (incorporated by reference to Exhibit 10.23 of the Company's Registration Statement on Form S-2, No. 333-38183)

10.24 Employment Agreement, dated March 14, 1997, between the Company and Edmund Navarro (incorporated by reference to Exhibit
               10.16 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

10.25 Amendment, dated as of October 15, 1997, to Employment Agreement, dated March 14, 1997, between the Company and Edmund Navarro (incorporated by reference to Exhibit
               10.25 of the  Company's  Registration  Statement  on Form
               S-2, No.
               333-38183)

10.26 Employment Agreement, dated March 14, 1997, between the Company and Joseph LaBrosse (incorporated by reference to Exhibit
               10.17 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

10.27 Amendment, dated as of October 15, 1997, to Employment Agreement, dated March 14, 1997, between the Company and Joseph LaBrosse (incorporated by reference to Exhibit
               10.27 of the  Company's  Registration  Statement  on Form
               S-2, No.
               333-38183)

10.28 Employment Agreement, dated March 14, 1997, between the Company and Gerald McNamara (incorporated by reference to Exhibit
               10.18 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

10.29 Amendment, dated as of October 15, 1997, to Employment Agreement, dated March 14, 1997, between the Company and Gerald McNamara (incorporated by reference to Exhibit
               10.29 of the  Company's  Registration  Statement  on Form
               S-2, No.
               333-38183)

10.30 Form of Contribution Agreement among the Company, Grove Operating, L.P. and certain other parties (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 13, 1997 (Commission File No. 1-13080))

10.31          Form  of  Indemnification  Agreement  by and  between  the
               Company,   the  Trust   Managers  and  the   Executive   Officers
               (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form SB-2 (No. 33-76732))

10.32          Assumption  of Mortgage Deed and Security  Agreement  made
               June 23, 1994 by and among Southington Baron Limited Partnership, Charles D. Gersten, Ada C Berin, the Company, Damon D. Navarro and Brian A. Navarro (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 (Commission File No. 1-13080))

10.33 Mortgage Note from Southington Baron Limited Partnership to Charles D. Gersten and Ada C. Berin dated June 8, 1994 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 (Commission File No. 1-13080))

10.34 Purchase and Sale Agreement between the Company and Grove Cambridge Associates Limited Partnership (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated October 30, 1995 (Commission File No. 1-13080))

10.35 Mortgage Note from the Company to First Union Bank of Connecticut dated January 11, 1996 (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 (Commission File No. 1-13080))

 11            List of Subsidiaries

 23            Consent of Ernst & Young, LLP

 27            Financial Data Schedule




(b) Reports on Form 8-K

During the fourth quarter of the year ended December 31, 1997, the Company filed a Current Report on Form 8-K dated November 17, 1997 (reporting under Items 2 and 7) regarding the Company's acquisition of two retail properties and one residential property. The Company also filed a Current Report on Form 8-K/A no. 1 dated November 24, 1997, amending Item 7 as originally filed, and a Current Report on Form 8-K/A no. 2 dated December 9, 1997, amending Item 7 as originally filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 1998.

                                                     GROVE PROPERTY TRUST



                            By: /s/Joseph R. LaBrosse
                               ---------------------
                               Joseph R. LaBrosse
                              Chief  Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                        Title                     Date


/s/ Damon D. Navarro     Trustee and Chairman of the Board           3/19/98
Damon D. Navarro         and Chief Executive Office (Principal
                         executive officer)


/s/ Joseph R. LaBrosse   Trustee and Chief  Financial Officer        3/19/98
Joseph R. LaBrosse       (Principal financial and accounting
                            officer)


/s/ Edmund F. Navarro    Trustee and Chief Operating Officer         3/19/98
Edmund F. Navarro



/s/ Theodore R. Bigman   Trustee                                     3/19/98
Theodore R. Bigman



/s/ J. Joseph Garrahy
J. Joseph Garrahy        Trustee                                     3/19/98



/s/ Harold V. Gorman     Trustee                                     3/19/98
Harold V. Gorman



/s/ James F. Twaddell    Trustee                                     3/19/98
James F. Twaddell

                              GROVE PROPERTY TRUST

                 Consolidated Financial Statements and Schedule
                                      Index
--------------------------------------------------------------------------------



                                                                         Page

Item 14(a) (1 and 2) Financial Statements filed as part of this report

Consolidated Financial Statements:

Report of Independent Auditors                                            F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996              F-3

Consolidated Income Statements for the years ended
December 31, 1997, 1996 and 1995                                          F-4

Consolidated Statements of Changes in Shareholders' Equity
for the years ended December 31, 1997, 1996 and 1995                      F-5

Consolidated Statements of Cash Flows for the years
ended December 31, 1997, 1996 and 1995                                    F-6

Notes to Consolidated Financial Statements                                F-7

Schedule filed as part of this report:

Schedule III - Real Estate and Accumulated Depreciation                  F-17


All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

                                          Report Of Independent Auditors


The Shareholders and Board of Trust Managers
Grove Property Trust

We have audited the accompanying consolidated balance sheets of Grove Property Trust as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the financial statement schedule listed on the Index to Financial Statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial statement schedule. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grove Property Trust as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


/s/Ernst & Young  LLP
---------------------
New York, New York
February 27, 1998



                                               GROVE PROPERTY TRUST
                                            CONSOLIDATED BALANCE SHEETS
                                              (Dollars in thousands)

                                                               As of  December 31,

                                                                   1997                       1996
                                                                    ----                       ----
                                                ASSETS
Real estate assets:
     Land                                                         $21,403                      $920
     Buildings and improvements                                   125,412                     8,528
     Furniture, fixtures and equipment                                952                       350
                                                        ----------------------     ---------------------
                                                                  147,767                     9,798
     Less accumulated depreciation                                 (3,674)                   (1,050)
                                                        ----------------------     --------------------
       Net real estate assets                                     144,093                     8,748
Cash and cash equivalents                                           1,466                       539
Due from affiliates                                                   620                        -
Deferred charges, net of accumulated amortization
     of $127 and $6, respectively                                     849                       223
Other assets                                                        1,122                        11
                                                        ----------------------     ---------------------
  Total assets                                                   $148,150                    $9,521
                                                        ======================     =====================


                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Mortgage notes payable                                       $33,457                    $5,669
     Revolving credit facility                                     15,601                        -
     Other liabilities                                              1,387                        72
     Distributions payable                                          1,436                       121
     Security deposits                                              2,026                       157
     Due to affiliates                                                 49                        19
                                                        ----------------------     ---------------------
  Total liabilities                                                53,956                     6,038
Minority interests in consolidated partnerships                     1,357                        -

Minority interest in Operating Partnership                         24,339                        -

Shareholders' equity:
     Preferred shares, $.01 par value per share,
       1,000 shares authorized; no shares
       issued or outstanding
     Common shares, $.01 par value per share,
       13,999,000 shares authorized; 8,453,829
(1997)
and 620,102 (1996) shares issued and                                   84                         6
outstanding
     Additional paid-in capital                                    68,976                     3,912
     Distributions in excess of earnings                             (562)                     (435)
                                                        ----------------------     ---------------------
  Total shareholders' equity                                       68,498                     3,483
                                                        ----------------------     ---------------------
  Total liabilities and shareholders' equity                     $148,150                    $9,521
                                                        ======================     =====================

See notes to consolidated  financial statements.




                                                  GROVE PROPERTY TRUST
                                             CONSOLIDATED INCOME STATEMENTS
                                          (In thousands, except per share data)


                                                                              For the Year Ended December 31,

                                                                        1997             1996             1995
                                                                        ----             ----             ----
Revenues:
    Rental income                                                    $17,111           $2,046           $1,287
    Property management                                                  518               -               -
    Other property related income                                        168                5
    Interest  income                                                     141               31               30
                                                            ---------------------------------------------------
        Total revenues                                                17,938            2,082            1,317
                                                            ---------------------------------------------------


Expenses:
    Property operating and maintenance                                 6,078              656              406
    Real estate taxes                                                  1,770              208              149
    Related party management fees                                         22              109               67
    Interest expense                                                   2,741              394               85
    Depreciation expense                                               2,568              356              208
    Amortization expense                                                 133               31                8
    General and administrative                                           908               67               56
                                                            ---------------------------------------------------
        Total expenses                                                14,220            1,821              979
                                                            ---------------------------------------------------


            Income before minority interests                           3,718              261              338

Minority interests in consolidated partnerships                          155               -                -

Minority interest in Operating Partnership                             1,267               -                -

                                                            ---------------------------------------------------
           Net income                                                 $2,296             $261             $338
                                                            ===================================================


Net income per common share - basic and assuming dilution              $0.61            $0.42            $0.55
                                                            ===================================================

Weighted average number of common shares outstanding-basic             3,765              620              620
Effect of warrants and stock options                                      20               -                -
                                                             ---------------------------------------------------
Weighted average number of shares outstanding-assuming dilution        3,785              620              620
                                                             ===================================================


See notes to consolidated financial statements.



                                                  GROVE PROPERTY TRUST
                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                 (Dollars in thousands)

                                                                                        Additional      Dividends
                                                         Number of                        Paid-In       in Excess
                                                       Common Shares   Common Shares      Capital       of Earnings
                                                       -------------   -------------      -------       -----------
Shareholders' equity as of January 1, 1995                620,102              $6           $3,912            $(78)
Net income                                                   -                  -              -               338
Declared dividends                                           -                  -              -              (475)
                                                      ---------------- --------------- ---------------- ---------------
Shareholders' equity as of December 31, 1995              620,102               6            3,912            (215)
Net income                                                       -                                 -           261
Declared dividends                                               -                                 -          (481)
                                                      ---------------- --------------- ---------------- ---------------
Shareholders' equity as of December 31, 1996              620,102               6            3,912            (435)
Issuance of common shares on March 14, 1997,
net of offering costs                                   3,333,333              33           27,491              -
Exercise of stock options                                     394               -                4              -
Issuance of common shares on November 24, 1997, net
of offering costs                                       4,500,000              45           45,223             -
Net income                                                     -                -               -            2,296
Declared dividends                                             -                -               -           (2,423)
Allocation of shareholders' equity to minority
interest in Operating Partnership                              -                -           (7,654)              -
                                                      ================ =============== ================ ===============
Shareholders' equity as of December 31, 1997            8,453,829             $84          $68,976           $(562)
                                                      ================ =============== ================ ===============






See notes to consolidated  financial statements.



                                                GROVE PROPERTY TRUST
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the Year Ended December 31,

                                                                            1997                 1996            1995
                                                                            ----                 ----            ----
                                                                                            (In thousands)
Operating Activities:
Net income                                                                $2,296                 $261            $338
Adjustments to reconcile net income to net cash provided
     by operating activities
        Depreciation and amortization                                      2,701                  387             216
        Minority interests                                                 1,422                    -               -
        Non-cash compensation expense                                        120                    -               -
        Imputed interest - mortgage                                           22                   38              35
Changes in other assets                                                    (347)                  (8)               5
Changes in accounts payable, accrued
     expenses and other liabilities                                        (393)                   98              91
                                                                 -----------------------------------------------------
Net cash provided by operating activities                                  5,821                  776             685
                                                                 -----------------------------------------------------

Investing activities:
Purchase of partnership interests                                       (10,417)                    -               -
Cash acquired on purchase of partnership interests                        3,565                    -               -
Deferred charges                                                             (6)                (174)               -
Additions to real estate assets                                         (33,582)              (4,629)            (99)
                                                                 -----------------------------------------------------
     Net cash used in investing activities                              (40,440)              (4,803)            (99)
                                                                 -----------------------------------------------------

Financing activities:
Net proceeds from mortgage notes payable and Revolving
Credit Facility                                                          51,109                4,720               -
Financing costs                                                            (668)                 (21)            (23)
Repayment of mortgage notes payable                                     (84,438)                 (59)               -
Net proceeds from sale of common stock and exercise  of stock
options                                                                  72,796                    -               -
Payments to affiliates                                                     (659)                 (78)            (22)
Dividends and distributions paid                                         (2,594)                (480)           (473)
                                                                 -----------------------------------------------------
     Net cash provided by (used in) financing activities                  35,546              (4,082)           (518)
                                                                 -----------------------------------------------------

Net change in cash and cash equivalents                                      927                   55              68

Cash and cash equivalents, beginning of year                                 539                  484             416
                                                                 -----------------------------------------------------

Cash and cash equivalents, end of year                                    $1,466                 $539            $484
                                                                 =====================================================

Supplemental Information:
     Cash paid for interest                                               $2,600                 $400            $100
     Mortgage notes payable assumed through property
         acquisitions                                                    $76,696                    -               -
     Net rental properties contributed in exchange for OP Units          $15,279                    -               -
     Excess of liabilities over assets assumed on acquisition
         and partnership interests                                      $  1,995                    -               -

See notes to consolidated  financial statements.


                                               GROVE PROPERTY TRUST

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 December 31, 1997

1.   FORMATION AND DESCRIPTION OF THE COMPANY

     Grove Property Trust (formerly Grove Real Estate Asset Trust) (the "Company") was organized in the State of Maryland on April 4, 1994 as a Real Estate Investment Trust ("REIT"). The Company currently operates thirty-six residential communities and three retail properties. The residential properties are generally mid-priced multi-family communities that are primarily located in the southern New England area.


2.   ACQUISITIONS  AND CONSOLIDATION TRANSACTIONS

     The Company purchased three properties on June 23, 1994 and an additional property in January of 1996.

     On March 14, 1997, the Company completed a series of transactions (the "Consolidation Transactions") that included the following:

          The  Company   formed  an  operating   partnership   (the   "Operating
         Partnership") to serve as the vehicle for the consolidation of ownership and control of the Company's operations and assets.

          Pursuant to an exchange offer, the Operating Partnership purchased from non-affiliated limited partners substantially all of the outstanding partnership interests of twenty additional properties, including one retail property ("Property Partnerships") in exchange for 1,205,324 partnership units (the "Common Units") of the Operating
         Partnership, or, in certain circumstances, cash. Common Units are generally exchangeable for the Company's Common Shares on a one-for-one basis.

          Immediately prior to the consummation of the Consolidation Transactions, the Company declared a stock dividend aggregating 26,250 Common Shares and concurrently effected a stock split of 1.125 to 1 (collectively the "Stock Split"), thereby issuing on a pro rata basis a total of 95,102 additional Common Shares to the holders of the issued and outstanding Common Shares just prior to the Consolidation Transactions. All outstanding Common Shares were retroactively adjusted to reflect the Stock Split.

          The Company  issued  3,333,333  Common Shares to new equity  investors
         (the  "New   Equity   Investment")   in   exchange   for  $30   million
         (approximately $27.0 million after costs of issuance).

          Pursuant to a contribution agreement among the Company, certain companies and individuals affiliated with the Company (the "Grove Companies") and the Operating Partnership, substantially all of the assets and operations, the management services division of Grove Property Services Limited Partnership and the Grove Companies' interests in the Property Partnerships were also transferred to the Operating Partnership.

         In exchange for the above, the Grove Companies received an aggregate of 909,115 Common Units in the Operating Partnership and a cash payment of $178,000 from the Company, and the Company received 620,102 Common Units in the Operating Partnership. Additionally, the Company contributed to the Operating Partnership the net proceeds received from the aforementioned new equity investment in exchange for 3,333,333 additional Common Units.

          In connection with the Consolidation Transactions, the Operating Partnership entered into a three-year secured revolving acquisition and working capital credit facility of up to $25 million (the "Revolving Credit Facility") and a $15.1 million ten-year term mortgage loan (the "Mortgage Loan").

The Company used a portion of the proceeds from the New Equity Investment, together with borrowings under the Revolving Credit Facility and Mortgage Loan to refinance approximately $39.6 million of mortgage indebtedness and to acquire certain minority interests in certain of the Property Partnerships.

On June 1, 1997, the Company acquired two related party residential apartment complexes ("Four Winds" and "Brooksyde") In addition, the Company acquired an interest in Windsor Arbor Limited Partnership, the owner of River's Bend Apartments ("Windsor Arbor").

Upon consummation of the June 1, 1997 transactions, the Operating Partnership issued an aggregate of 420,183 Common Units valued at $10 per unit. The Company also assumed mortgage debt on Four Winds and Brooksyde in the aggregate remaining principal amount of $6.2 million. To complete these transactions, the Company borrowed $1.8 million under its Revolving Credit Facility.

On July 2, 1997, the Company acquired certain condominium units representing a portion of the condominium units in the Greenfield Village complex located in Rocky Hill, Connecticut from an unrelated party. The Company paid approximately $4.3 million, with proceeds from the Revolving Credit Facility, in the aggregate, for these units.

On September 1, 1997, the Company acquired two additional properties from related parties. Heritage Court in Glastonbury, Connecticut and Summit/Birch Hill in Farmington, Connecticut. The Operating Partnership issued 325,836 Common Units, assumed $9.8 million in debt and drew down $750,000 against it's Revolving Credit Facility to acquire these properties.

On September 30, 1997, the Company acquired the remaining limited partnership interests in Windsor Arbor for $4.9 million.

On October 31, 1997, the Company purchased an apartment complex from an unrelated party in Ellington, Connecticut ("High Meadow"). The $4.2 million purchase price was paid utilizing borrowings under the Revolving Credit Facility.

In addition, on October 31, 1997, the Company acquired two retail properties from related parties. These acquisitions, Cornerblock and the Wharf Building, are specialty retail properties located in Edgartown, Massachusetts. Upon consummation of the Cornerblock and Wharf Building transactions, the Operating Partnership issued an aggregate of 143,334 Common Units valued at $10.50 each. To complete these transactions, the Company borrowed approximately $7.0 million under its Revolving Credit Facility.

In November 1997, the Company completed the sale of 4,500,000 Common Shares ("the November Offering"). The net proceeds from the sale after underwriting discounts and other costs was approximately $45.2 million. The Company used the proceeds to retire its Revolving Credit Facility and certain mortgage notes payable (see notes 5 and 6) and for working capital purposes.

On December 1, 1997, the Company acquired an apartment complex from an unrelated party in Ellington, Connecticut ("Pinney Brook") for approximately $950,000. The purchase price was paid from working capital.

On December 31, 1997, the Company acquired four communities from unrelated parties for approximately $20.0 million. The individual communities are Briar Knoll, Ribbon Mill, Hilltop and Village Arms and are located respectively in Manchester, Vernon and Norwich, Connecticut and Acton, Massachusetts. The purchase price was paid utilizing borrowings under the Revolving Credit Facility and cash on hand.

The Company intends to continue to operate all of its multi-family communities and retail commercial properties as rental properties.





3.  SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation
     The 1997 financial statements are presented on a consolidated basis. Included in the Company's financial statements are the accounts of the Operating Partnership, the management company and various property partnerships. Most properties are owned directly by the Operating Partnership, however, certain properties are owned by various limited partnerships, which in turn are wholly owned or substantially (88% to 98%) owned by the Operating Partnership. All significant intercompany transactions were eliminated in consolidation.

     Reclassification
     Certain amounts in 1996 and 1995 were reclassified to conform to the 1997 presentation.

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

     Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. The combined account balances at each financial institution periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverages and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant since its banking is with major financial institutions.

     Real Estate Asset Capitalization and Depreciation

     Interests owned by certain principals of the Grove Affiliates and contributed to the Operating Partnership as part of the Consolidation Transactions were recorded at their historical cost due to the controlling relationship between the Company and the principals of the entities previously owning and operating the Properties. The value of interests contributed by non-principals was recorded based upon the fair market value of their interests. Subsequent acquisitions were recorded in accordance with the purchase method of accounting.

     Expenditures for long-lived replacement-type items in stabilized properties' such as appliances and floor coverings, are capitalized. Furthermore, expenditures for non-recurring items under $1,000 and for normal tenant turnover expenses (such as cleaning and painting) and repairs and maintenance are expensed as incurred. With respect to development properties, the Company generally capitalizes all costs incurred throughout the redevelopment stage.

     Depreciation is provided for building and land improvements and buildings using the straight-line method over the estimated useful lives of the assets (10 to 30 years). Additionally, furniture, fixtures and equipment are depreciated using an accelerated method over the estimated useful lives of the assets (5 to 7 years).

     Long-Lived Assets

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of " (FAS No. 121), which requires long-lived assets to be reviewed for impairment when events or circumstances indicate that an impairment might exist. When an impairment indicator is present, assets must be grouped at the lowest level for which there are identifiable cash flows. If the sum of the undiscounted cash flows is less than the carrying amounts of the assets, an impairment loss must be recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amount. To date, no losses have been recognized and management believes that no impairment conditions exist.

     Per Share Data

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options and warrants (see Note 8). Earnings per share - assuming dilution is very similar to fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

     Income per common share information is based on the weighted average number of Common Shares outstanding during each year. On February 10, 1997, the Board of Trust Managers of the Company declared a stock dividend aggregating 26,250 Common Shares and the concurrent effectuation of a 1.125-for-one common stock split. All shares outstanding and per share amounts have been restated to reflect these changes in capital structure.

     Stock-Based Compensation

     Effective in fiscal year 1996, the Company adopted Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." This statement defines a fair value based method of accounting for employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans in accordance with Accounting Principle Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. The Company has elected to continue to account for its employee stock compensation plans under APB No. 25. (See
     Note 8).

     Income Taxes and Dividends

     The Company has made the election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. To qualify as a REIT, the Company generally must distribute at least 95% of its taxable income to its shareholders and comply with other requirements. Accordingly, no provision has been made for federal income taxes for the Company in the accompanying financial statements. Even though the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income, if any. Shareholders are taxed on dividends declared and must report such dividends as either ordinary income, short term gains, long term gains, or as a return of capital. The federal income tax characteristics of dividends paid by the Company consisted of:
                                           1997         1996         1995
                                           ----         ----         ----
   Ordinary income                          100%       97.46%       83.22%
   Return of capital                          0%        2.54%       16.78%

     No income taxes were paid during 1997, 1996 and 1995.

     Advertising

     The Company expenses advertising costs as incurred. Advertising costs were $214,000, $24,000 and $17,000 in 1997, 1996 and 1995, respectively.

     Deferred Charges

     Deferred charges, consisting principally of loan costs, are amortized on a straight line basis over the term of the related obligation. When term loans are retired prior to maturity, the unamortized deferred loan costs are written-off and reported as extraordinary items.

     Revenue Recognition

     Rental income attributable to leases is recorded when due from tenants and recognized monthly as it is earned, which is not materially different than the straight-line basis. The Company generally requires tenants to provide a cash security deposit equal to one month's rent or pay the last month's rent in advance. Such payments are deferred and are included in security deposits on the accompanying consolidated balance sheets.




4.       PRO FORMA INFORMATION  (UNAUDITED)

    In 1997, the historical consolidated financial statements of the Company contain results of operations data for the properties and management company below from their respective dates of acquisition to December 31, 1997.

                                                            Acquisition Date
                                                            ----------------
      Grove Property Services Limited Partnership
      and Property  Partnerships (20 properties and the
      management company as part of the Consolidation
      Transactions)                                         March   14, 1997
      Four Winds                                                June 1, 1997
      Brooksyde                                                 June 1, 1997
      River's Bend                                              June 1, 1997
      Greenfield Village                                        July 1, 1997
      Glastonbury Centre                                   September 1, 1997
      Summit & Birch Hill                                  September 1, 1997
      Corner Block and Wharf Building (2 properties)        October 31, 1997
      High Meadow                                           October 31, 1997
      Pinney Brook                                          December 1, 1997
      Briar Knoll                                          December 31, 1997
      Ribbon Mill                                          December 31, 1997
      Hilltop                                              December 31, 1997
      Village Arms                                         December 31, 1997

    The following unaudited pro forma information for the year ended December 31, 1997, is presented as if the Consolidation Transactions, the other 1997 acquisitions listed above and the November Offering had all occurred on January 1, 1997. The unaudited information does not purport to represent what the Company's results of operations would have actually been if such transactions, in fact, had occurred on January 1, 1997, nor does it purport to represent the results of operations for future periods.

                                                                  (In thousands,
                                                                   except share
                                                                      data)
   Revenues                                                     $    29,188
                                                                ================
   Income before minority interests                             $      6,545
                                                                ================
                                                                ================
   Net income                                                   $      4,715
                                                                ================
                                                                ================
   Earnings per common share - basic and assuming dilution      $        0.56
                                                                ================


5.   MORTGAGE NOTES PAYABLE

     Mortgage  notes  payable   consist  of  the  following  at  December  31(in
thousands):

                                                    1997               1996
                                                    ----               ----
       Amortizing first mortgage notes             $14,373         $  5,669
       Interest only first mortgage notes           19,084                0
                                                    ------           ------
                                                   $33,457         $  5,669
                                                   ========         ========

     The amortizing first mortgage notes have fixed interest rates between 7.04% and 8.33%. These notes mature between the years 2000 and 2013 and are collateralized by five of the properties with a carrying value of approximately $16.7 million as of December 31, 1997. These notes are partially guaranteed by certain executive officers and shareholders of the Company.

     There are two interest only first mortgage notes. One note has a principal balance of $4.0 million requiring monthly payments of interest only at a fixed rate of 7.00%, and matures in 2007. This note is collateralized by one property with a carrying value of approximately $6.4 million as of December 31, 1997. The other note has a principal balance of $15.1 million requiring monthly payments of interest only at a variable rate of one month LIBOR plus 1.14% (one month LIBOR was 5.72 % on December 31, 1997), and matures in 2007. This note is collateralized by eight properties with an aggregate carrying value of approximately $20.9 million as of December 31, 1997.

     The interest rate on the $15.1 million variable rate note has been fixed with two interest rate swap contracts (the "Interest Swaps") with a bank. The Interest Swaps have in effect: (i) fixed $7.6 million of debt at 7.67% for the period from October 1, 1997 through October 1, 2007 and (ii) fixed an additional $7.6 million of debt at 7.68% for the period from October 1, 1997 through January 4, 2005. The Interest Swaps have been pledged as collateral under the related variable note.

     Annual principal payments due as of December 31, 1997, are as follows (in thousands):
                               Year Ending December 31,
                                  1998           $     203
                                  1999                 218
                                  2000                 235
                                  2001                 253
                                  2002                 273
                                  Thereafter        32,275
                                                    ------
                                                 $  33,457

     In December 1997, the OP entered into an agreement whereby the OP effectively locked the ten year U. S. treasury bond rate on $20.0 million of future debt at a rate of 5.835%. The agreement is in effect through July, 1998.


6.   REVOLVING CREDIT FACILITY

     In March 1997, the Operating Partnership entered into a three year Revolving Credit Facility with a bank, guaranteed by the Company, for up to $25.0 million. Borrowings under the Revolving Credit Facility are collateralized by thirteen properties with a carrying value of approximately $38.7 million as of December 31, 1997 and bears interest, payable monthly, at a floating rate of 1.2% above the 30, 60, or 90 day LIBOR rate. The Operating Partnership is required to maintain certain financial covenants as defined in the Revolving Credit Facility agreement. The Revolving Credit Facility is available to fund future property acquisitions; $4.0 million is available to fund working capital needs, while $2.0 million is available to fund the redemption of Common Units by the Operating Partnership or the purchase of Common Shares. As of December 31, 1997, there was $15.6 million outstanding under the Revolving Credit Facility.

7.   SHAREHOLDERS' EQUITY

     The following table outlines the 1997 activity in the Operating Partnership equity accounts:

                                                                      Number of:
                                                           ----------------------------------
                                                                                 Limited
                                                              Company's         Partners
                                                              Operating         Operating
                                                             Partnership       Partnership
                                                                Units             Units
       Outstanding at December 31, 1996                         620,102            -
       Consolidation Transactions in March 1997:
           New Equity Investment                              3,333,333            -
           Transfer of property interests-Grove Companies             -         909,115
           Transfer of property interests-non-affiliates              -       1,205,324
       June 1997 acquisitions                                         -         420,183
       Proceeds from stock options in May 1997                      394               -
       September 1997 acquisitions                                    -         325,836
       October 1997 acquisitions                                      -         143,334
       The November Offering                                  4,500,000             -
                                                           ----------------- ----------------
                                                              8,453,829       3,003,792
                                                           ================= ================
           Ownership Percentage                                  73.78%           26.22%
                                                           ================= ================


     Income is allocated to the Minority Interest in the Operating Partnership based on its weighted average ownership percentage of the Operating Partnership ("OP"). The ownership percentage is computed by dividing the weighted average number of OP Units held by the Minority Interest holders by the total weighted average OP Units outstanding. Issuance of additional Common Shares or OP Units changes the ownership of both the Minority Interest and the Company. Such transactions and the proceeds therefrom are treated as capital transactions and result in an allocation between Shareholders' Equity and Minority Interest to account for the change in the respective percentage ownership of the underlying equity of the OP.

     An OP Unit and each Common Share have essentially the same economic characteristics as they effectively share equally in the net income or loss and distributions of the OP. OP Units generally may be redeemed for cash or, at the election of the Company, for Common Shares on a one-for-one basis, subject to certain lock-up provisions.

     Common Shares have been reserved for future issuance as follows:

       OP Units not owned by the Company (see above)              3,003,792
       Underwriters warrants (Note 8)                                47,248
       Stock options issued (Note 8)                                977,723
       Additional stock options issuable (Note 8)                    90,003
                                                             ---------------
                                                                  4,118,766
                                                             ===============


8.   WARRANTS AND STOCK OPTION PLANS

     In conjunction with the Company's initial public offering of Common Shares in 1994, the managing underwriter was granted Underwriter Warrants to purchase 47,248 Common Shares. The Underwriter Warrants are exercisable at $11.31 per Common Share and expire in June 1999. No warrants have been exercised as of December 31, 1997.

     The Company adopted a stock option plan in 1994 (the "1994 Plan") for a maximum of 118,120 Common Shares for key employees and non-employee Trust Managers of the Company. Options are granted at the market price of the Company's Common Shares on the date of grant, become exercisable ratably on each of the first three anniversaries of the date of the grant and have a maximum term of ten years. At December 31, 1996, no options had been exercised. In May 1997, a Trust Manager exercised options on 394 Common Shares. In March 1997, the Company instituted an additional stock option plan ("1996 Plan"). The Company reserved a total of 900,000 Common Shares, subject to adjustment, pursuant to the 1996 Plan. The provisions of the 1996 Plan are similar to the 1994 Plan. Pursuant to the Consolidation Transactions and the November Offering, the Company granted 810,000 options to certain executive officers, employees and non-employee Trust Managers and an additional 50,000 nonqualified options were granted to a Company advisor. Each non-employee Trust Manager receives 5,000 options per year. The exercise price of the options is between $7.20 and $10.91 per share.

     Stock option activity is summarized as follows:

                                                                  1997                              1996
                                                    --------------------------------- ---------------------------------
                                                                        Weighted                          Weighted
                                                                         Average                           Average
                                                        Options      Exercise Price       Options      Exercise Price
                                                        -------      --------------       -------      --------------
       Outstanding at beginning of year                 118,117      $     8.48            69,689      $     9.31
       Granted                                          860,000      $    10.57            48,428      $     7.29
       Exercised                                          (394)      $     7.73                 -
                                                    ================                  ================
       Outstanding at end of year                       977,723      $    10.30           118,117      $     8.48
                                                    ================                  ================
       Options exercisable at end of year                69,296      $     9.33            45,272      $     9.36
                                                    ================                  ================



     The Company accounts for stock option grants in accordance with APB No. 25. Accordingly, no compensation cost has been recognized for stock option grants since all of the options have exercise prices equal to the market value of the Company's Common Shares at the date they were granted.

     Pro forma information regarding net income and earnings per share is required by FAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1997: risk-free interest rate of 5%; dividend yields of 6.48%; volatility factors of the expected market price of the Company's Common Shares of .231 and a weighted-average expected life of the options of ten years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options; furthermore, changes in the subjective input assumptions can materially affect the fair value estimate. Therefore, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                   Year Ended
                                December 31, 1997
                                -----------------
       Pro forma net income                                    $  2,221
                                                              ===========
       Pro forma  earnings  per  share - basic and  assuming
       dilution                                               $    0.59
                                                              ===========






9.  RELATED PARTY TRANSACTIONS

     Management Fee
     On June 23, 1994, the Company entered into a Management Agreement ( the "Agreement" ) with Grove Property Services Limited Partnership ("GPS"), an affiliated company which provided operating and support functions requisite to the operation of the Company's properties. The Agreement provided for a management fee equal to 5% of gross monthly revenues, as defined, and was terminated pursuant to the Consolidation Transactions in March 1997. Management fees incurred in 1997, 1996 and 1995 were approximately $22,000, $109,000 and $67,000, respectively.

     Subsequent to the Consolidation Transactions, the Company earned revenues, through GPS, of approximately $518,000, by providing management services to affiliated companies not owned by the Company or the OP.

     Rent to Related Party
     The Company's executive offices were leased from an affiliated company under a three year lease which expired in 1997. The lease has been extended on a month-to-month basis at a rate of $4,150 per month.

     Related party rent expense was approximately $41,000 in 1997 and $6,000 in each of 1996 and 1995.


10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies. Judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

     Cash equivalents, accounts receivable and accounts payable, because of their short term nature, approximate fair value. Mortgage notes payable are also carried at amounts that approximate their fair values.


11.  PENSION PLAN

     The Company sponsors a defined contribution pension plan (the "Plan") that is qualified under Section 401(k) of the Internal Revenue Code. Full-time employees are eligible to join the Plan at specified dates after they have been employed by the Company for over one year. Employee contributions are in accordance with I.R.S. guidelines; the Company matches twenty-five percent of employee contributions up to one percent of the individual's total annual base salary.


12.  COMMITMENTS AND CONTINGENCIES

     The Company, as an owner of real estate, is subject to various environmental and other laws of Federal and local governments. Compliance by the Company with existing laws has not had a material adverse effect on the Company's financial condition and results of operations. However, the Company cannot predict the impact of new or changed laws or regulations on its current Properties or on properties that it may acquire in the future. The Company is party to various litigation from time-to-time in the normal course of business. Management believes that substantially all matters are covered by insurance or, in the event of an unfavorable outcome, would not have a material adverse effect on its financial position, results of operations or cash flows of the Company.


13.  SUBSEQUENT EVENTS

     On January 23, 1998, the Company purchased an apartment complex located in West Warwick, Rhode Island from an unrelated party through the OP. The purchase price of approximately $7.0 million was paid utilizing borrowings under the Revolving Credit Facility. The Company intends to continue operating the complex as rental apartments.

     In January 1998, the Company entered into another agreement whereby the Company effectively locked the ten year U. S. treasury bond rate on $20.0 million of future debt at a rate of 5.47%. The agreement is in effect through April 1, 1998.


14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of selected unaudited  quarterly  financial data
     (in thousands, except per share data):
                                            --------------------------------1997----------------------------------------
                                               1st Quarter        2nd Quarter       3rd Quarter        4th Quarter
                                              January-March       April-June       July-September    October-December
                                            ------------------ ------------------ ----------------- -------------------

Revenues                                        $   1,306           $   4,478         $   5,715        $    6,402
                                            ================== ================== ================= ===================

Income before minority interests                $     130           $     847         $     932        $    1,809
Minority interests                                    (33)               (337)             (412)            (640)
                                            ================== ================== ================= ===================
Net income                                      $      97           $     510         $     520        $    1,169
                                            ================== ================== ================= ===================

Net income per weighted average
     share-basic and assuming
dilution                                        $    0.08           $    0.13         $    0.13        $     0.20
                                            ================== ================== ================= ===================
Weighted average common shares
     outstanding                                    1,250               3,954             3,954             5,813
                                            ================== ================== ================= ===================



                                            -------------------------------------------1996--------------------------
                                               1st Quarter        2nd Quarter       3rd Quarter        4th Quarter
                                              January-March       April-June       July-September    October-December
                                            ------------------ ------------------ ----------------- -------------------

Revenues                                        $     495           $     515         $     529        $      543
                                            ================== ================== ================= ===================

                                            ================== ================== ================= ===================
Net income                                      $      21           $      71         $      96        $       73
                                            ================== ================== ================= ===================

Net income per weighted average
     share-basic and assuming
dilution                                        $    0.03           $    0.11         $    0.15        $     0.12
                                            ================== ================== ================= ===================
Weighted average common shares
     outstanding                                      620                 620               620               620
                                            ================== ================== ================= ===================


The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with Statement 128. Statement 128 had no impact on 1996 earnings per share and an immaterial impact with respect to 1997.


Schedule III
Part 1
Real Estate and Accumulated Depreciation

                                                                                   Intial Cost
       Apt Name           Location       Encumbrances                  Land           Building
       --------           --------       ------------                  ----           --------
Connecticut
 208-210 Main St       Manchester       $  15,600,000     (A)             149,629         847,897
 Arbor Commons         Ellington                          (A)             164,946         934,695
 Avonplace             Avon                               (A)           1,095,513       6,207,906
 Barons Apartments     Southington          1,241,296                     162,696       1,445,468
 Bradford Apartments   Newington            1,860,000                     358,864       2,036,562
 Briar Knoll Apts      Vernon                                             956,711       5,421,363
 Brooksyde Apts        West Hartford                                      467,829       2,651,030
 Burgundy Studios      Middletown           1,650,000                     313,856       1,778,520
 Cambridge Estates     Norwich              4,372,770     (B)             426,470       3,808,829
 Colonial Village      Plainville                         (A)             604,027       3,422,818
 Dogwood Hills         Hamden                             (B)             170,942       1,680,865
 Summit & Birch Hill   Farmington                                       1,432,693       8,118,593
 Fox Hill Apartments   Enfield                            (A)           1,034,266       5,877,842
 Fox Hill Commons      Vernon               2,100,000                     395,047       2,238,597
 Greenfield Village    Rocky Hill                         (A)             783,698       3,498,803
 Hamden Centre         Hamden                             (B)             160,185       1,607,407
 High Meadow           Ellington                          (A)             626,395       3,549,569
 Hilltop               Norwich                                            777,880       4,407,984
 Glastonbury Center    Glastonbury          4,407,715                     793,383       4,497,538
 Loomis Manor          West Hartford        1,650,000                     305,045       1,728,588
 Ocean Reef            New London           2,329,330                     579,134       3,281,760
 Park Place West       West Hartford                      (A)             256,440       1,453,161
 Sandalwood            New London                         (A)             112,314         636,444
 Ribbon Mills          Manchester                                         591,778       3,353,407
 River's Bend          Windsor                                          2,244,296      12,909,411
 Westwynd Apartments   West Hartfor         1,215,000                     224,822       1,273,991
 Woodbridge            Newington            2,220,000                     361,635       2,049,267

Massachusetts
Cornerblock           Edgartown                           (A)             272,295       1,543,005
 Dean Estates          Taunton              2,022,147                     376,705       2,134,664
 Four Winds            Fall River                                       1,051,300       5,957,369
 Longmeadow Shops      Longmeadow           4,000,000                     976,373       5,532,783
 Security Manor        Westfield            1,389,000                     348,661       1,999,499
 Van Deene Manor       West Springfield     3,000,000                     585,049       3,360,177
 Village Arms          Acton                                              806,777       4,571,736
 The Wharf             Edgartown                          (A)             387,888       2,198,032

Rhode Island
 Dean Estates II       Cranston                           (A)             253,198       1,434,786
 Royale                Cranston                           (A)             342,607       1,941,439
                                       ------------------------------------------------------------
               Totals:                   $ 49,057,258               $  20,951,346    $121,409,633
                                       ============================================================

(A) - - One of thirteen properties that secure the Company's $25 million Revolving Credit Facility
(B) - - One of three properties that secure one of the Company's amortizing first mortgage notes
(C) - - The aggregate cost of land and
buildings as of December 31, 1997 was $136,195,727 for Federal income tax purposes





Schedule III (Continued)
Part I
Real Estate and Accumulated Depreciation

                                      Costs Capitalized                    Gross Carrying Amount at
                                  Subsequent to Acquisition                    Close of Period
                              ----------------------------------------------------------------------------------
          Apt Name                Land          Building            Land           Building       Accum. Depr.
          --------                ----          --------            ----           --------       ------------
Connecticut
 208-210 Main St                 $       -     $         9185      $   149,629       $   857,082      $   23,718
 Arbor Commons                            -            14,318          164,946           949,013          26,125
 Avonplace                           19,319           147,161        1,114,832         6,355,067         176,765
 Barons Apartments                        -            18,370          162,696         1,463,838         237,983
 Bradford Apartments                 13,319           115,480          372,183         2,152,042          59,442
 Briar Knoll Apts                         -                 -          956,711         5,421,363               -
 Brooksyde Apts                       4,503           309,363          472,332         2,960,393          56,985
 Burgundy Studios                     1,355            56,989          315,211         1,835,509          50,419
 Cambridge Estates                        -            45,996          426,470         3,854,825         271,811
 Colonial Village                         -            35,913          604,027         3,458,732          96,177
 Dogwood Hills                            -             8,419          170,942         1,689,284         370,847
 Summit & Birch Hill                 31,220           249,434        1,463,913         8,368,027          92,706
 Fox Hill Apartments                 44,301           255,498        1,078,567         6,133,340         170,501
 Fox Hill Commons                         -            40,026          395,047         2,278,623          63,238
 Greenfield Village                  38,908           375,559          822,605         3,874,362          62,551
 Hamden Centre                            -            42,758          160,185         1,650,165         306,087
 High Meadow                        146,859           843,359          773,254         4,392,929          22,124
 Hilltop                                  -                 -          777,880         4,407,984               -
 Glastonbury Center                  23,744           162,496          817,127         4,660,034          51,645
 Loomis Manor                        12,840            85,682          317,885         1,814,271          50,212
 Ocean Reef                          16,640           262,288          595,774         3,544,048          97,043
 Park Place West                          -             5,027          256,440         1,458,187          40,562
 Sandalwood                            (61)             3,146          112,253           639,590          17,700
 Ribbon Mills                             -                 -          591,778         3,353,407               -
 River's Bend                        33,683           214,401        2,277,980        13,123,812         108,651
 Westwynd Apartments                  7,985            48,392          232,807         1,322,383          36,728
 Woodbridge                               -            71,060          361,635         2,120,326          58,774

Massachusetts
 Cornerblock                            288             1,630          272,583         1,544,635           8,581
 Dean Estates                             -            16,161          376,705         2,150,824          59,660
 Four Winds                           7,918           171,786        1,059,219         6,129,155         119,123
 Longmeadow Shops                     4,178            52,388          980,551         5,585,171         153,062
 Security Manor                      11,471            74,833          360,132         2,074,333          57,615
 Van Deene Manor                     25,083           157,705          610,132         3,517,882          97,674
 Village Arms                             -                 -          806,777         4,571,736               -
 The Wharf                            3,339            31,780          391,227         2,229,812          12,388
Rhode Island
 Dean Estates II                      1,627            19,824          254,825         1,454,609          40,613
 Royale                               3,049            55,520          345,656         1,996,959          55,450
                              -----------------------------------------------------------------------------------
                      Totals:    $  451,568      $  4,001,947     $ 21,402,914    $  125,411,580    $  3,154,073
                              ===================================================================================








Schedule III (Continued)
Part I
Real Estate and Accumulated Depreciation

                                            Date                     Estimated
                          -----------------------------------------
        Apt Name           Constructed    Renovated     Acquired   Life (Years)
        --------           -----------    ---------     --------   ------------
Connecticut
 208-210 Main St               1969          1988         1997       10 to 30
 Arbor Commons                 1975          1988         1997       10 to 30
 Avonplace                     1973          1995         1997       10 to 30
 Barons Apartments             1970          1994         1994       10 to 30
 Bradford Apartments           1964          1989         1997       10 to 30
 Briar Knoll Apts              1986                       1997       10 to 30
 Brooksyde Apts                1945          1997         1997       10 to 30
 Burgundy Studios              1973          1996         1997       10 to 30
 Cambridge Estates             1977          1990         1996       10 to 30
 Colonial Village              1968          1989         1997       10 to 30
 Dogwood Hills                 1971          1993         1994       10 to 30
 Summit & Birch Hill           1967          1996         1997       10 to 30
 Fox Hill Apartments           1974          1991         1997       10 to 30
 Fox Hill Commons              1965          1989         1997       10 to 30
 Greenfield Village            1965          1997         1997       10 to 30
 Hamden Centre                 1968          1993         1994       10 to 30
 High Meadow                   1975                       1997       10 to 30
 Hilltop                       1988                       1997       10 to 30
 Glastonbury Center            1962          1989         1997       10 to 30
 Loomis Manor                  1948          1990         1997       10 to 30
 Ocean Reef                    1962          1995         1997       10 to 30
 Park Place West               1961          1989         1997       10 to 30
 Sandalwood                    1977          1996         1997       10 to 30
 Ribbon Mills                  1908          1985         1997       10 to 30
 River's Bend                  1973          1996         1997       10 to 30
 Westwynd Apartments           1969          1990         1997       10 to 30
 Woodbridge                    1968          1991         1997       10 to 30
Massachusetts
 Cornerblock                  1800's         1988         1997       10 to 30
 Dean Estates                  1984                       1997       10 to 30
 Four Winds                    1987          1996         1997       10 to 30
 Longmeadow Shops              1962          1978         1997       10 to 30
 Security Manor                1971          1988         1997       10 to 30
 Van Deene Manor               1970          1990         1997       10 to 30
 Village Arms                  1973                       1997       10 to 30
 The Wharf                    1800's         1996         1997       10 to 30
Rhode Island
 Dean Estates II               1970          1994         1997       10 to 30
 Royale                        1976          1993         1997       10 to 30

Schedule III
Part II
Rollforward of Assets and Accumulated Depreciation

                                                    Years
                                                 ------------
Land, buildings and related improvements          10 to 30
Furniture, fixtures and equipment                  5 to 7

The changes in total real estate assets for the years ended December 31 (in thousands) are as follows:
                                                1997        1996        1995
                                       --------------------------------------
       Balance, beginning of year            $  9,448     $ 5,153     $ 5,071

      New property acquisitions               136,321       4,279

      Additions                                 1,046          16          82
                                        ======================================
       Balance, beginning of year            $146,815      $9,448     $ 5,153
                                        ======================================


The changes in accumulated depreciation for the years ended December 31 (in thousands) are as follows:
                                                   1997        1996        1995
                                          --------------------------------------
              Balance, beginning of year        $    867       $ 559       $ 389

             Depreciation expense                  2,287         308         170
                                          ======================================

             Balance, beginning of year         $  3,154       $ 867       $ 559
                                          ======================================

                                                     E-4
Exhibit Index

Exhibit No.                                         Description

2.1 Contribution Agreement, dated as of May 30, 1997, by and between Grove Operating, L.P., Northeast Apartments I Limited Partnership, West Hartford Center Associated Limited Partnership, Windsor Equity Partnership and Windsor Commons Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 30, 1997 (Commission File No. 1-13080))

2.2 orm of First Amendment effective as of June 1, 1997 to Agreement of Limited Partnership of Windsor Arbor Limited Partnership (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 30, 1997 (Commission File No. 1-13080))

2.3 Purchase and Sale Agreement, dated May 14, 1997, between Highland Income Partners, L.P., as Seller, and Grove Corporation, a Purchaser (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 2, 1997 (Commission File No. 1-13080))

2.4 Purchase and Sale Agreement, dated September 5, 1997, by and between Werner O. Kunzli, as Seller, and Grove Corporation, a Purchaser (incorporated by reference to Exhibit 2.4 to the Company's Registration Statement on Form S-2, No. 333-38183)

2.5 Grove Operating, L.P., Solicitation of Consent and Offer to Exchange Certain Outstanding Units of Limited Partnership Interest in Grove-Coastal Associates, L.P. for Consideration of 3,435.5 Common Units of Grove Operating, L.P. with an option to holders to instead receive cash consideration, dated June 19, 1997, as supplemented on June 19, 1997, and Letter of Transmittal and Addendum to Letter of Transmittal in connection therewith (incorporated by reference to Exhibit 2.5 to the Company's Registration Statement on Form S-2, No. 333-38183)

3.1 Third Amended and Restated Declaration of Trust of the Company dated March 14, 1997, as amended by Articles Supplementary dated October 23, 1997.

3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated March 14, 1997 and filed March 31, 1997 (Commission File No. 1-13080)

4.1 Form of Agreement of Limited Partnership of Grove Operating, L.P., among the Company and the other partners named therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 13, 1997 (Commission File No. 1-13080))

4.2 Revolving Credit Agreement dated March 26, 1997, among Grove Operating, L.P., the Company and Rhode Island Hospital Trust National Bank (a Bank of Boston company) and Other Banks which may become parties to the Agreement and Rhode Island Hospital Trust National Bank, as Agent (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997)

4.3 Amendment to the Agreement of Limited Partnership of Grove Operating, L.P. among the Company and the other partners named therein
      (incorporated   by   reference   to  Exhibit  4.3  of  the   Company's
      Registration Statement on Form S-2, No. 333-38183)

10.1 Securities Purchase Agreement, dated February 20, 1997, between the Company and Morgan Stanley Group Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

10.2 Securities Purchase Agreement, dated February 21, 1997, between the Company and ABKB/LaSalle Securities Limited (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

10.3  Form of Securities Purchase Agreement executed by other Investors in the Private Placement (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

10.4    egistration Rights Agreement,  dated March 14, 1997, between the
          Company and the Investors (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

10.5   Multifamily  Note,  dated March 14,  1997,  among  Citicorp  Real
               Estate, Inc., GR-Properties III Limited Partnership, Foxwoodburg, L.P., Grove-Westfield Associates Limited Partnership, Grove-West Springfield Associates Limited Partnership and GR-Westwynd Associates Limited Partnership (incorporated by reference to
               Exhibit 10.5 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

10.6  Cash  Management  Agreement,  dated as of March 14,  1997,  among
          Citicorp Real Estate, Inc., GR-Properties III Limited Partnership, Foxwoodburg, L.P., Grove-Westfield Associates Limited Partnership, Grove-West Springfield Associated Limited Partnership and GR-Westwynd Associates Limited Partnership (incorporated by reference to Exhibit
          10.6 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

10.7 Form of Multifamily Open-End Mortgage Deed, Assignment of Rents and Security Agreement, between Citicorp Real Estate, Inc. and GR-Properties III Limited Partnership (incorporated by reference to
          Exhibit 10.7 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

10.8  Pledge  Agreement,  dated as of March 14,  1997,  between  Grove
          Operating,  L.P.  and  Citicorp  Real  Estate,   Inc.(incorporated  by
          reference to Exhibit 10.8 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

10.9 Registration Rights Agreement, dated March 14, 1997, between the Company, Grove Operating, L.P. and certain partners of Grove
          Operating, L.P. (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

10.10   1994 Share  Option  Plan  (incorporated  by  reference  to
               Exhibit 10.16 to the Company's Registration Statement on Form SB-2 (File No. 33-76732))

10.11    1996 Share  Incentive  Plan  (incorporated  by reference to
               Exhibit 10.10 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

10.12    Pledge  Agreement,  dated  March  14,  1997,  among  Damon
               Navarro, Brian Navarro, Edmund Navarro, Joseph LaBrosse, Gerald McNamara, National Realty Services Limited Partnership, GIG, Burgundy Associates Limited Partnership, Grove Equity Partnership, Grove Holding Co. Inc. and the Company (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

10.13  Noncompetition  Agreement,  dated March 14, 1997, among the
               Company, Grove Operating, L.P., National Realty Services Limited Partnership, GIG and Burgundy Associates Limited Partnership (incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

10.14          Form  of  Noncompetition  Agreement  executed  by each of
                       Damon Navarro, Brian Navarro, Joseph LaBrosse, Edmund Navarro and Gerald McNamara (incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

10.15          Amendment,   dated   as   of   October   15,   1997,   to
                       Noncompetition Agreement, dated March 14, 1997, between the Company and Damon Navarro (incorporated by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-2, No. 333-38183)

10.16          Amendment,   dated   as   of   October   15,   1997,   to
                       Noncompetition Agreement, dated March 14, 1997, between the Company and Brian Navarro (incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-2, No. 333-38183)

10.17          Amendment,   dated   as   of   October   15,   1997,   to
                       Noncompetition Agreement, dated March 14, 1997, between the Company and Edmund Navarro (incorporated by reference to Exhibit 10.17 of the Company's Registration Statement on Form S-2, No. 333-38183)

10.18 Amendment, dated as of October 15, 1997, to Noncompetition Agreement, dated March 14, 1997, between the Company and Joseph LaBrosse (incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-2, No. 333-38183)

10.19 Amendment, dated as of October 15, 1997, to Noncompetition Agreement, dated March 14, 1997, between the Company and Gerald McNamara (incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-2, No. 333-38183)

10.20 Employment Agreement, dated March 14, 1997, between the Company and Damon Navarro (incorporated by reference to Exhibit
               10.14 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

10.21          Amendment,  dated as of October 15, 1997,  to  Employment
                Agreement, dated March 14, 1997, between the Company and Damon Navarro (incorporated by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-2, No. 333-38183)

10.22 Employment Agreement, dated March 14, 1997, between the Company and Brian Navarro (incorporated by reference to Exhibit
               10.15 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

10.23          Amendment,  dated as of October 15, 1997,  to  Employment
                Agreement, dated March 14, 1997, between the Company and Brian Navarro (incorporated by reference to Exhibit 10.23 of the Company's Registration Statement on Form S-2, No. 333-38183)

10.24 Employment Agreement, dated March 14, 1997, between the Company and Edmund Navarro (incorporated by reference to Exhibit
               10.16 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

10.25 Amendment, dated as of October 15, 1997, to Employment Agreement, dated March 14, 1997, between the Company and Edmund Navarro (incorporated by reference to Exhibit
               10.25 of the  Company's  Registration  Statement  on Form
               S-2, No.
               333-38183)

10.26 Employment Agreement, dated March 14, 1997, between the Company and Joseph LaBrosse (incorporated by reference to Exhibit
               10.17 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

10.27 Amendment, dated as of October 15, 1997, to Employment Agreement, dated March 14, 1997, between the Company and Joseph LaBrosse (incorporated by reference to Exhibit
               10.27 of the  Company's  Registration  Statement  on Form
               S-2, No.
               333-38183)

10.28 Employment Agreement, dated March 14, 1997, between the Company and Gerald McNamara (incorporated by reference to Exhibit
               10.18 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

10.29 Amendment, dated as of October 15, 1997, to Employment Agreement, dated March 14, 1997, between the Company and Gerald McNamara (incorporated by reference to Exhibit
               10.29 of the  Company's  Registration  Statement  on Form
               S-2, No.
               333-38183)

10.30 Form of Contribution Agreement among the Company, Grove Operating, L.P. and certain other parties (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 13, 1997 (Commission File No. 1-13080))

10.31          Form  of  Indemnification  Agreement  by and  between  the
               Company,   the  Trust   Managers  and  the   Executive   Officers
               (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form SB-2 (No. 33-76732))

10.32          Assumption  of Mortgage Deed and Security  Agreement  made
               June 23, 1994 by and among Southington Baron Limited Partnership, Charles D. Gersten, Ada C Berin, the Company, Damon D. Navarro and Brian A. Navarro (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 (Commission File No. 1-13080))

10.33 Mortgage Note from Southington Baron Limited Partnership to Charles D. Gersten and Ada C. Berin dated June 8, 1994 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 (Commission File No. 1-13080))

10.34 Purchase and Sale Agreement between the Company and Grove Cambridge Associates Limited Partnership (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated October 30, 1995 (Commission File No. 1-13080))

10.35 Mortgage Note from the Company to First Union Bank of Connecticut dated January 11, 1996 (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 (Commission File No. 1-13080))

 11            List of Subsidiaries

 23            Consent of Ernst & Young, LLP

 27            Financial Data Schedule