Form 10-Q
period 1998-03-31
GROVE PROPERTY TRUST
filed 1998-05-15
CIK 920776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1998 or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                           Commission file No. 1-13080

                              GROVE PROPERTY TRUST
             (Exact name of registrant as specified in its charter)

           Maryland                               06-1391084
(State or other jurisdiction
of incorporation or organization)         (I.R.S. Employer Identification No.)

         598 Asylum Avenue, Hartford, Connecticut         06105
         (Address of Principal Executive Offices)      (Zip Code)

                                  (860) 246-1126
                 (Issuers Telephone Number, including area code)


         Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class:                  Name of Each Exchange on Which Registered:
Common Shares of Beneficial Interest,           American Stock Exchange
     $.01 par value

     Securities registered pursuant to Section 12(g) of the Exchange Act:
     None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:

The number of Common Shares of Beneficial Interest outstanding as of May 14, 1998 was 8,453,829.

                              GROVE PROPERTY TRUST

                                    Form 10-Q
                                      Index

--------------------------------------------------------------------------------

                                                                           Page

Part I:  Financial Information                                                3

Item 1:
Consolidated Financial Statements (unaudited)                                 3

Consolidated Balance Sheets of as of March 31, 1998 and December 31, 1997     3

Consolidated Income Statements for the three months ended March 31, 1998
and 1997                                                                      4

Consolidated Statements of Cash Flows for the three months ended
March 31, 1998 and 1997                                                       5

Notes to Consolidated Financial Statements                                    6

Item 2:
Managements Discussion and Analysis of Financial Condition and
Results of Operations                                                        13

Item 3:
Quantitative and Qualitative Disclosure About Market Risk                    17

Part II:Other Information                                                    17

Item 6:Exhibits and Reports on Form 8-K                                      17

Signatures                                                                   19

Exhibit Index                                                                20


                                               GROVE PROPERTY TRUST
                                            CONSOLIDATED BALANCE SHEETS

                                                           March 31, 1998             December 31, 1997
                                                           --------------             -----------------
                                                             (Unaudited)                   (Audited)
                                                                          (in thousands)

                                                ASSETS

Real estate assets:
     Land                                                   $      22,521               $     21,403
     Buildings and improvements                                   132,471                    125,412
     Furniture, fixtures and equipment                              1,150                        952
                                                        ----------------------     ---------------------
                                                                  156,142                    147,767
     Less accumulated depreciation                                 (4,818)                    (3,674)
                                                        ----------------------     ---------------------
       Net real estate assets                                     151,324                    144,093
Cash and cash equivalents                                           1,509                      1,466
Due from affiliates                                                   546                        620
Deferred charges, net of accumulated amortization
     of $162 and $127, respectively                                   825                        849
Other assets                                                        1,749                      1,122
                                                        ---------------------      ---------------------
  Total assets                                              $     155,953               $    148,150
                                                        ======================     =====================


                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Mortgage notes payable                                 $      33,405               $     33,457
     Revolving credit facility                                     23,000                     15,601
     Other liabilities                                              1,893                      1,387
     Distributions payable                                          1,948                      1,436
     Security deposits                                              1,963                      2,026
     Due to affiliates                                                 94                         49
                                                        ----------------------     ---------------------
  Total liabilities                                                62,303                     53,956
Minority interests in consolidated partnerships                     1,133                      1,357
Minority interest in Operating Partnership                         24,250                     24,339
Shareholders' equity:
     Preferred shares, $.01 par value per share,
       1,000 shares authorized; no shares
       issued or outstanding
     Common shares, $.01 par value per share,
       13,999,000 shares authorized; 8,453,829 shares
       issued and outstanding                                          84                         84
     Additional paid-in capital                                    68,995                     68,976
     Distributions in excess of earnings                             (812)                      (562)
                                                           ------------------     ----------------------
  Total shareholders' equity                                       68,267                     68,498
                                                           ------------------     ----------------------
  Total liabilities and shareholders' equity                $     155,953               $    148,150
                                                        ======================     =====================

See notes to consolidated  financial statements.




                                             GROVE PROPERTY TRUST
                                      CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)


                                                                      For the Three Months Ended March 31,
                                                                      ------------------------------------
                                                                         1998                    1997
                                                                         ----                    ----

                                                                      (In thousands, except per share data)


Revenues:
    Rental income                                                       $   7,441                 $  1,177
    Property management  affiliates                                            94                       45
    Other income                                                               38                       60
    Interest income                                                            15                       24
                                                                   -------------------       ------------------
        Total revenues                                                      7,588                    1,306
                                                                   -------------------       ------------------


Expenses:
    Property operating and maintenance                                      2,647                      556
    Real estate taxes                                                         779                      116
    Related party management fees                                                                       22
    Interest expense                                                        1,002                      173
    General and administrative                                                355                       69
    Depreciation and amortization                                           1,179                      240
                                                                   -------------------       ------------------
        Total expenses                                                      5,962                    1,176
                                                                   -------------------       ------------------




            Income before minority interest                                 1,626                      130

            Minority interests in consolidated partnerships                    17                        3

            Minority interest in operating partnership                        422                       30
                                                                   -------------------       ------------------

                Net income                                                 $1,187                    $  97
                                                                   ===================       ==================

Net income per share - basic                                               $0.14                     $0.08
                                                                   ===================       ==================
Net income per share - assuming dilution                                   $0.14                     $0.08
                                                                   ===================       ==================

Weighted average number of common shares outstanding-basic                  8,454                    1,250
Effect of warrants and stock options                                           29
                                                                   ===================       ==================
Weighted average number of shares outstanding-assuming dilution             8,483                    1,250
                                                                   ===================       ==================

See notes to consolidated financial statements.



                                              GROVE PROPERTY TRUST
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)

                                                                         For the Three Months Ended March 31,
                                                                      -------------------------------------------
                                                                                1998                      1997
                                                                                ----                      ----
                                                                                        (In thousands)

Operating Activities:
Net income                                                                $    1,187             $          97
Adjustments to reconcile net income to net cash provided
     by operating activities
         Depreciation and amortization                                         1,179                       240
         Minority interests                                                      439                        33
         Non-cash compensation expense                                            30                        30
Change in other assets                                                          (635)                     (216)
Change in accounts payable, accrued expenses and other
     liabilities                                                                 442                       765
                                                                      ------------------     --------------------
Net cash provided by operating activities                                      2,642                       949
                                                                      ------------------     --------------------

Investing activities:
      Purchase of partnership interests                                         (214)
      Cash acquired on purchase of partnership interests                                                 2,214
      Additions to real estate assets                                         (8,375)                     (20)
                                                                      ------------------     --------------------

                  Net cash (used in) provided by investing activities         (8,589)                    2,194
                                                                      ------------------     --------------------

Financing activities:
      Net proceeds from mortgage payable                                       7,399                    15,084
      Financing costs                                                                                     (648)
      Proceeds from sale of common stock                                                                30,000
      Equity offering costs                                                      (11)                   (2,458)
      Repayment of mortgage payable                                              (52)                  (39,657)
      Repayments from (loans to) affiliates                                       70                      (762)
      Borrowings from affiliates                                                  45
      Dividends and distributions paid                                        (1,461)                     (217)
                                                                      ------------------     --------------------
                  Net cash provided by financing activities                    5,990                    1,342
                                                                      ------------------     --------------------

Net change in cash and cash equivalents                                           43                    4,485

Cash and cash equivalents, beginning of period                                 1,466                      381
                                                                      ------------------     --------------------

Cash and cash equivalents, end of period                                  $    1,509             $      4,866
                                                                      ==================     ====================

Supplemental Information:
     Cash paid for interest                                               $    1,004             $         134
     Mortgage notes payable assumed through property acquisitions                                $      48,048
     Net rental properties contributed in exchange for OP Units                                  $      11,207
     Excess of liabilities over assets assumed on acquisition of
         partnership interests                                                                   $         912

See notes to consolidated financial statements.

                                               GROVE PROPERTY TRUST

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  March 31, 1998

1.   FORMATION AND DESCRIPTION OF THE COMPANY

Grove Property Trust (the "Company") was organized in the State of Maryland on April 4, 1994 as a Real Estate Investment Trust ("REIT"). The Company currently operates thirty-seven residential communities and four retail properties. The residential communities are generally mid-priced multi-family communities that are primarily located in the southern New England area.

2.   ACQUISITIONS  AND CONSOLIDATION TRANSACTIONS
 On March 14, 1997, the Company completed a series of transactions (the
     "Consolidation Transactions") that included the following:

     The  Company   formed  an  operating   partnership   (the   "Operating
     Partnership" or the "OP") to serve as the vehicle for the consolidation of ownership and control of the Company's operations and assets.

Pursuant to an exchange offer, the Operating Partnership purchased from non-affiliated limited partners substantially all of the outstanding partnership interests of twenty additional properties, including one retail property ("Property Partnerships") in exchange for 1,205,324 partnership units (the "Common Units" or "OP Units") of the Operating Partnership, or, in certain circumstances, cash. Common Units are generally exchangeable for the Company's Common Shares on a one-for-one basis.

          Immediately prior to the consummation of the Consolidation Transactions, the Company declared a stock dividend aggregating 26,250 Common Shares and concurrently effected a stock split of 1.125 to 1 (collectively the "Stock Split"), thereby issuing on a pro rata basis a total of 95,102 additional Common Shares to the holders of the issued and outstanding Common Shares just prior to the Consolidation Transactions. All amounts based onoutstanding Common Shares were retroactively adjusted to reflect the Stock Split.

          The Company issued 3,333,333 Common Shares to new equity investors (the "New Equity Investment") in exchange for $30.0 million (approximately $27.5 million after costs of issuance).

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

          In connection with the Consolidation Transactions, the Operating Partnership entered into a three-year secured revolving acquisition and working capital credit facility of up to $25.0 million (the "original Revolving Credit Facility") and a $15.1 million ten-year term mortgage loan (the "Mortgage Loan").

          On June 1, 1997, the Company acquired two related party residential apartment complexes (Four Winds and Brooksyde) In addition, the Company acquired an interest in Windsor Arbor Limited Partnership, the owner of River's Bend Apartments ("Windsor Arbor").

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

          On September 1, 1997, the Company acquired two additional properties from related parties. Heritage Court in Glastonbury, Connecticut and Summit/Birch Hill in Farmington, Connecticut. The Operating Partnership issued 325,836 Common Units, assumed $9.8 million in debt and drew down $750,000 against its Revolving Credit Facility to acquire these properties.

          On September 30, 1997, the Company acquired the remaining limited partnership interests in Windsor Arbor for $4.9 million.

          On October 31, 1997, the Company purchased an apartment complex from an unrelated party in Ellington, Connecticut (High Meadow). The $4.2 million purchase price was paid utilizing borrowings under the Revolving Credit Facility.

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

          In November 1997, the Company completed the sale of 4,500,000 Common Shares ("the November Offering"). The net proceeds from the sale after underwriting discounts and other costs was approximately $45.2 million. The Company used the proceeds to pay off its Revolving Credit Facility and certain mortgage notes payable (see notes 5 and 6) and for working capital purposes.

          On December 1, 1997, the Company acquired an apartment complex from an
     unrelated   party  in   Ellington,   Connecticut   "Pinney   Brook")   for
     approximately $950,000 million. The purchase price was paid from working capital.

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

          On January 23, 1998, the Company purchased an apartment complex, Tanglewood Apartments, located in West Warwick, Rhode Island from an unrelated party through the OP. The purchase price of approximately $7.0 million was paid utilizing borrowings under the Revolving Credit Facility.

          On April 1, 1998 the Company purchased a specialty retail property in Freeport, Maine and an apartment community in Agawam, Massachusetts. The retail property includes a 25,000 square foot complex and was purchased for approximately $7.2 million. The apartment community includes 88 units and was purchased from an affiliate of the Company for approximately $3.3 million. These acquisitions were financed through the assumption of a $3.9 first mortgage on the retail property, issuance of 5,814 common units, and utilizing borrowings under the original Revolving Credit Facility.

          The Company intends to continue to operate all of its multi-family communities and retail commercial properties as rental properties.

3.  SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation
          The financial statements are presented on a consolidated basis. Included in the Company's financial statements are the accounts of the Operating Partnership and various property partnerships. Properties are owned either directly by the Operating Partnership, or are owned by various limited partnerships or limited liability companies, that in turn are substantially (89% to 100%) or wholly owned by the Operating Partnership. All significant intercompany transactions are eliminated in consolidation.

          The accompanying interim financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature which are necessary to fairly state the interim financial statements. The results of operations for the interim period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain amounts have been reclassified in the 1997 financial statements in order to conform with the 1998 financial statements.

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

     Cash and Cash Equivalents

          The Company considers all highly liquid debt instruments from financial institutions with an original maturity of three months or less at the time of purchase to be cash equivalents. The combined account balances at each financial institution periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverages and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant since its banking is with major financial institutions.

     Real Estate Asset Capitalization and Depreciation

          Interests owned by certain principals of affiliated entities and contributed to the Operating Partnership as part of the Consolidation Transactions were recorded at their historical cost due to the controlling relationship between the Company and the principals of the entities previously owning and operating the Properties. The value of interests contributed by non-principals was recorded based upon the fair market value of their interests. Subsequent acquisitions were recorded in accordance with the purchase method of accounting.

          Expenditures for long-lived replacement-type items in stabilized properties' such as appliances and floor coverings, are capitalized. Furthermore, expenditures for non-recurring items under $1,000 and for normal tenant turnover expenses (such as cleaning and painting) and repairs and maintenance are expensed as incurred. With respect to re-development properties, the Company generally capitalizes all re-development related costs incurred throughout the redevelopment stage.

          Depreciation is provided for building and land improvements and buildings using the straight-line method over the estimated useful lives of the assets (10 to 30 years). Additionally, furniture, fixtures and equipment are depreciated using an accelerated method over the estimated useful lives of the assets (5 to 7 years).

     Long-Lived Assets

          Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of " (FAS No. 121), requires long-lived assets to be reviewed for impairment when events or circumstances indicate that an impairment might exist. When an impairment indicator is present, assets must be grouped at the lowest level for which there are identifiable cash flows. If the sum of the undiscounted cash flows is less than the carrying amounts of the assets, an impairment loss must be recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amount. To date, no losses have been recognized and management believes that no impairment conditions exist.

     Per Share Data

          In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (Statement 128). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options and warrants (see Note 6). Earnings per share - assuming dilution is very similar to fully diluted earnings per share. All earnings per share amounts for all periods have been presented and restated to conform to Statement 128.

          Income per common share information is based on the weighted average number of Common Shares outstanding during each period. On February 10, 1997, the Board of Trust Managers of the Company declared a stock dividend aggregating 26,250 Common Shares and the concurrent effectuation of a 1.125-for-one common stock split. All shares outstanding and per share amounts have been restated to reflect these changes in capital structure.

     Stock-Based Compensation

          The Company has adopted Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." This statement defines a fair value based method of accounting for employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. The Company has elected to continue to account for its employee stock compensation plans under APB No. 25. (See Note 6).

     Advertising

          The Company expenses advertising costs as incurred. Advertising costs were $106,354 and $14,276 in the three months ended March 31, 1998, and 1997, respectively.

     Deferred Charges

          Deferred charges, consisting principally of loan costs, are amortized on a straight line basis over the term of the related obligation. When term loans are retired prior to maturity, the unamortized deferred loan costs are written-off and reported as an extraordinary item.

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

4.   MORTGAGE NOTES PAYABLE

          Mortgage notes payable consist of the following at March 31,1998 (in thousands):

       Amortizing first mortgage notes                    $14,321
       Interest only first mortgage notes                  19,084
                                                           ------
                                                          $33,405
                                                          =======

          The amortizing first mortgage notes have fixed interest rates between 7.04% and 8.33%. These notes mature between the years 2000 and 2013 and are collateralized by five of the properties with a carrying value of approximately $16.4 million as of March 31, 1998. These notes are partially guaranteed by certain executive officers and shareholders of the Company.

          There are two interest only first mortgage notes. One note has a principal balance of $4.0 million requiring monthly payments of interest only at a fixed rate of 7.00%, and matures in 2007. This note is collateralized by one property with a carrying value of approximately $6.3 million as of March 31, 1998. The other note has a principal balance of $15.1 million requiring monthly payments of interest only at a variable rate of one month LIBOR plus 1.14% (one month LIBOR was 5.72 % on March 31, 1998), and matures in 2007. This note is collateralized by eight properties with an aggregate carrying value of approximately $20.5 million as of March 31, 1998.

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

          Annual principal payments due as of March 31, 1998, are as follows (in thousands):
                                                 Period Ending December 31,
                                                 --------------------------
                                  1998           $     151
                                  1999                 218
                                  2000                 235
                                  2001                 253
                                  2002                 273
                                  Thereafter        32,275
                                                    ------
                                                 $  33,405
                                                 =========

          In December 1997, the OP entered into an agreement whereby the OP effectively locked the ten year U. S. treasury bond rate on $20.0 million of future debt at a rate of 5.835%. The agreement is in effect through July, 1998.

          In January 1998, the Company entered into another agreement whereby the Company effectively locked the ten year U. S. treasury bond rate on $20.0 million of future debt at a rate of 5.47%. The agreement was effective through April 1, 1998. On April 1, 1998, the agreement was modified to extend the rate lock to June 1, 1998 and increase the rate to 5.52%.

          In April 1998, the Company entered into another agreement whereby the Company effectively locked the ten year U. S. Treasury bond rate on $24.0 million of future debt at a rate of 5.71%. The agreement is in effect through June 1, 1998.

5.   REVOLVING CREDIT FACILITY

          In March 1997, the Operating Partnership entered into a three year Revolving Credit Facility with a bank, guaranteed by the Company, for up to $25.0 million (the "original Revolving Credit Faciltiy"). Borrowings under the original Revolving Credit Facility were collateralized by thirteen properties with a carrying value of approximately $38.7 million as of December 31, 1997 and bears interest, payable monthly, at a floating rate of 1.2% above the 30, 60, or 90 day LIBOR rate. The Operating Partnership was required to maintain certain financial covenants as defined in the original Revolving Credit Facility agreement. The original Revolving Credit Facility was available to fund future property acquisitions; $4.0 million was available to fund working capital needs, while $2.0 million was available to fund the redemption of Common Units by the Operating
     Partnership or the purchase of Common Shares. As of March 31, 1998 and December 31, 1997, there was $23 million and $15.6 million, respectively, outstanding under the original Revolving Credit Facility.

          In April 1998, the Operating Partnership entered into a new two year Revolving Credit Facility with its bank and retired the original Revolving Credit Facility. The new Revolving Credit Facility increased the availability of the credit line to $50.0 million from $25.0 million and converted the line to an unsecured line from a secured line. The new Revolving Credit Facility bears interest payable monthly at a floating rate of 1.2% above the 30, 60, or 90 day LIBOR rate. The new Revolving Credit Facility is available to fund future property acquisitions and up to $5.0 million is available to fund working capital needs.

6.   SHAREHOLDERS' EQUITY

          The following table outlines the 1997 and 1998 activity in the Operating Partnership equity accounts:
                                                              Number of:
                                              ----------------------------------
                                                                       Limited
                                                    Company's         Partners'
                                                    Operating         Operating
                                                   Partnership       Partnership
                                                       Units             Units
  Outstanding at December 31, 1996                    620,102                 -
  Consolidation Transactions in March 1997:
   New Equity Investment                            3,333,333                 -
   Transfer of property interests-Grove Companies           -           909,115
   Transfer of property interests-non-affiliates            -         1,205,324
  June 1997 acquisitions                                    -           420,183
  Proceeds from stock options in May 1997                  394               -
  September 1997 acquisitions                                -          325,836
  October 1997 acquisitions                                   -         143,334
  The November 1997 Offering                         4,500,000               -
                                              ----------------- ----------------
  Outstanding at March 31, 1998                      8,453,829        3,003,792
   and December 31, 1997                      ================= ================
  Ownership Percentage                                 73.78%            26.22%
                                              ================= ================


          Income  is  allocated  to  the  Minority  Interest  in  the  Operating
     Partnership based on its weighted average ownership percentage of the Operating Partnership. The ownership percentage is computed by dividing the weighted average number of OP Units held by the Minority Interest holders by the total weighted average OP Units outstanding. Issuance or redemption of additional Common Shares or OP Units changes the ownership percentage of both the Minority Interest and the Company. Such transactions and the proceeds or use of proceeds therefrom are treated as capital transactions and result in an allocation between Shareholders' Equity and Minority Interest to account for the change in the respective percentage ownership of the underlying equity of the OP.


          An OP Unit and each Common Share have essentially the same economic characteristics as they effectively share equally in the net income or loss and distributions of the OP. OP Units generally may be redeemed for cash or, at the election of the Company, for Common Shares on a one-for-one basis, subject to certain lock-up provisions.

Common Shares have been reserved for future issuance as follows:


         OP Units not owned by the Company (see above)              3,003,792
         Underwriters warrants                                         47,248
         Stock options issued                                         977,723
         Additional stock options issuable                             90,003
                                                               ---------------
                                                                    4,118,766
                                                               ===============

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview
          The results of operations for the three months ended March 31, 1998 include the 36 residential communities and four retail properties owned since January 1, 1998 and the Tanglewood Apartments purchased on January 23, 1998. (Collectively, the "Properties"). The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report.


          The results of operations for the three months ended March 31, 1997 include the three multifamily properties (the "Original Properties") that the Company has owned since its inception, a fourth property ("Cambridge"), acquired on January 12, 1996, and twenty additional properties acquired on March 14, 1997 in conjunction with the Consolidation Transactions (the "Consolidation Properties").

Results of Operations
      Results of operations of the Company for the three months ended March 31, 1998 and 1997.

          Total  revenues  increased  $6,282,000  from  $1,306,000 to $7,588,000 during the three months ended March 31, 1998, as compared to the corresponding period in 1997. The increase is primarily due to operations of the Consolidation Properties and the other 17 properties purchased subsequent to March 31, 1997 (collectively, the "1997 Acquisition Properties").

          The 27 apartment communities (2,564 apartments) owned by Grove or its affiliated predecessors since the beginning of 1996, a "Same Community" comparison, experienced an increase in average monthly rental rates, offset by a small decrease in average economic occupancy and experienced an increase in net operating income. On a Same Community basis, the weighted average monthly rental rate per apartment increased 3.9% to $723 from $695 and the economic occupancy rate decreased to 94.9% from 96.0% for the first quarter of 1998 as compared to the first quarter of 1997, respectively. Overall, Same Community net operating income increased 10.9% to $3.02 million from $2.72 million for the first quarter of 1998 as compared to the first quarter of 1997, respectively. Net operating income increased due to a 3.0% increase in revenues and 5.9% decrease in operating expenses. Revenues increased due to the increase in rental rates partially offset by a decrease in occupancy. Expenses decreased primarily due to a decrease in utility costs and snow plowing as a result of the unusually mild weather experienced in the first quarter of 1998. The following table summarizes Same Community operations:


                                                      Quarter Ended           %
                                                  ---------------------------
                                                 3/31/98      3/31/97     Change
Economic Occupancy                                  94.9%        96.0%    -1.1%
                                           ===========================
Average monthly rental rate per unit             $   723      $   695     3.9%
                                           ===========================
Revenues (millions)                              $  5.29      $  5.14     3.0%
Operating expenses (millions)                       2.27         2.42    -5.9%
                                            ====================================
    Net operating income (millions)               $  3.02      $  2.72    10.9%
                                            ====================================

          Property operating and maintenance expenses increased $2,091,000 from $556,000 to $2,647,000 during the three months ended March 31, 1998, as compared to the corresponding period in 1997. The increase is primarily due to additional expenses related to the acquisition of the 1997 Acquisition Properties.

          General and administrative expenses increased $286,000 from $69,000 to $355,000 during the three months ended March 31, 1998, as compared to the corresponding period in 1997. The increase is primarily due to additional expenses related to the Consolidation Transactions and increased overhead expenses.

          Real estate taxes increased $663,000 from $116,000 to $779,000 during the three months ended March 31, 1998, as compared to the corresponding period in 1997. This increase is due to related to the 1997 Acquisition Properties.

          Related party management fees were eliminated due to the acquisition by the Company of the management services division of Grove Property
     Services Limited Partnership ("GPS") as part of the Consolidation Transactions in March 1997.

          Interest expense increased $829,000 from $173,000 to $1,002,000 during the three months ended March 31, 1998, as compared to the corresponding period in 1997. This increase is due to the debt assumed and/or refinanced related to the 1997 Acquisition Properties.

          Depreciation and amortization increased $939,000 from $240,000 to $1,179,000 during the three months ended March 31, 1998, as compared to the corresponding period in 1997. The increase is primarily due to additional depreciation related to the 1997 Acquisition Properties.

          The Company's net income increased $1,090,000 from $97,000 to $1,187,000 during the three months ended March 31, 1998, as compared to the corresponding period in 1997. The increase is primarily due to additional net income related to the 1997 Acquisition Properties.


Liquidity and Capital Resources

          Cash and cash equivalents totaled $1,509,000 as of March 31, 1998. The Company's ratio of long-term debt, including the Revolving Credit Facility, to total market capitalization on March 31, 1998 was 31.8% based on total market capitalization of $177,426,000, based on 3,003,792 Common Units and 8,453,829 Common Shares valued at $10.5625 per share/unit (the closing price on March 31, 1998) plus long-term debt $56,405,000, including the Revolving Credit Facility.

          Cash provided by operating activities was $2,642,000 for the three months ended March 31, 1998. Cash used in investing activities was $8,589,000 for the three months ended March 31, 1998. Net cash provided by financing activities was $5,990,000 for the three months ended March 31, 1998.

          On March 11, 1998, the Company declared a dividend of $0.17 per share which was paid on April 18, 1998. The dividends declared during the period resulted in a 71.5% payout of funds from operations for the three months ended March 31, 1998.

          On March 11, 1998, the Operating Partnership declared a distribution of $0.17 per Common Unit to the limited partners of the OP.

          In March 1997, the Operating Partnership entered into a three year Revolving Credit Facility guaranteed by the Company, for up to $25.0 million (the "original Revolving Credit Facility"). Borrowings under the original Revolving Credit Facility were collateralized by thirteen of the Properties and interest was payable monthly at a floating rate of 1.2% above the 30, 60, or 90 day LIBOR rate. The original Revolving Credit Facility was available to fund future property acquisitions, up to $4.0 million was available to fund working capital needs, and up to $2.0 million was available to fund the redemption of Common Units or the purchase of Common Shares by the Operating Partnership.

          In April 1998, the Operating Partnership entered into a new two year Revolving Credit Facility with its bank and retired the original Revolving Credit Facility. The new Revolving Credit Facility increased the availability of the credit line to $50.0 million from $25.0 million and converted the line to an unsecured line from a secured line. The new Revolving Credit Facility bears interest payable monthly at a floating rate of 1.2% above the 30, 60, or 90 day LIBOR rate. The new Revolving Credit Facility is available to fund future property acquisitions and up to $5.0 million is available to fund working capital needs.


          The Company intends to meet its short-term liquidity requirements through cash flow provided by operations and borrowings under the Revolving Credit Facility. The Company considers its ability to generate cash to be adequate, and expects it to continue to be adequate to meet operating requirements and pay shareholder dividends in accordance with REIT requirements. The Company may use other sources of capital to finance additional acquisitions including, but not limited to, the selling of additional equity interests in the Company, non-distributed Funds From Operations, the issuance of debt securities, funds from the Revolving Credit Facility, and exchanging Common Shares or Common Units for properties or interest in properties.

Year 2000

          In the course of the Company's planned upgrade of its information systems, to accommodate growth of its business, the Company will assure that its computer software and hardware will be year 2000 compliant. The Company anticipates that the upgrade of its information systems will be completed during 1998 and believes that the cost thereof will not have a material impact on net income, assets or liabilities. Because of the nature of the Company's business, it does not depend to any material extent on electronic interchange of data or information with its residents, suppliers or vendors.

Acquisitions/Dispositions

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

Funds from Operations

          Industry analysts generally consider funds from operations ("FFO") an appropriate measure of performance of an equity REIT. FFO is defined as income before gains (losses) on investments and extraordinary items (computed in accordance with generally accepted accounting principles) plus real estate depreciation, less preferred dividends and after adjustment for significant non-recurring items, if any. This definition conforms to the recommendations set forth in a White Paper adopted by the National Association of Real Estate Investment Trusts ("NAREIT") in early 1995. The Company believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with the net income as presented in the financial statements and information included elsewhere in this Report. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indication of the Company's performance or as an alternative to cash flow as a measure of liquidity.

          FFO increased $2,320,000 from $412,000 to $2,732,000 for the three months ended March 31, 1998 and 1997, respectively. Dividends declared for the three months ended March 31, 1998 were $.17 per share, representing 71.5% of FFO, while dividends declared for the three months ended March 31, 1997 were $.16 per share representing 69.5% of FFO. The dividends declaration for the three months ended March 31, 1997 were for short period from January 1, 1997 to March 14, 1997, the date the Consolidation Transactions closed.

FFO was calculated as follows:

                                               For the Three Months Ended
                                               --------------------------
                                                        March 31,
                                                    1998           1997
                                                    -------------------
Income before minority interests                $  1,626        $   130
Real estate depreciation and amortization          1,135            217
Non-recurring expenses                                 0             69
                                              --------------- --------------
Funds  from   operations   before   minority       2,761            416
interests
Minority     interests    in    consolidated          29              4
partnerships
                                              --------------- --------------
FFO                                             $  2,732        $   412
                                              =============== ==============



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

"Safe Harbor" Statement under Private Securities Litigation Reform Act of 1996

          Certain statements contained in this report, and in particular in this "Management"s Discussion and Analysis of Financial Condition and Results of Operations, statements in other filings with the Securities and Exchange Commission and statements in other public documents of the Company may be forward looking and are subject to a variety of risks and uncertainties. Many factors could cause actual results to differ materially from these statements. These factors include, but are not limited to, (i) population shifts which may increase or decrease the demand for rental housing, (ii) the value of commercial and residential rental properties in the Northeast where all of the Company's properties are located, in recent years, have fluctuated considerably, (iii) the effect on the Company's properties of competition from new apartment complexes which may be completed in proximity to such properties thereby increasing competition, (iv) the effect of weather and other conditions which can significantly affect property operating expenses and (v) other factors which might be described for time to time in the Company's filings with the Securities and Exchange Commission. In addition, the Company is subject to the effects of changes in the general business economic conditions.

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

Item 3  Quantitative and Qualitative Disclosure About Market Risk

          Based on Securities Exchange Act Release No. 38223, the Company is not required to provide information in response to this item.


Part II. Other Information

Item 6

 (A)  Exhibits
     4.1 Revolving Credit Agreement among Grove Operating, L.P., Grove Property Trust and Rhode Island Hospital Trust National Bank and Other Banks Which May Become Parties To This Agreement with Rhode Island Hospital Trust National Bank, As Agent BancBoston Securities, Inc. As Arranger Dated April 30, 1998- - to be filed upon amendment

     27.   Financial Data Schedule

 (B)  Reports on Form 8-K

          During the quarter ended March 31, 1998, the Company filed two Current Reports on Form 8-K dated December 31, 1997 and January 23, 1998, respectively, responding to Items 2 and 7.Amendments to such Current Reports included the following financial statements:

12/31/97 Form 8-K:
          (a)   Financial statements of business acquired.

Ribbon Mill, Hilltop and Briar Knoll
          Statement of Revenue and Certain Expenses for the nine months ended September 30, 1997 and the year ended December 31, 1996.

Village Arms
          Statement of Revenue and Certain Expenses for the period April 22, 1997 to December 31, 1997.

                  (b)  Pro Forma Financial Statements.

          Pro Forma Condensed Balance Sheet of Grove Property Trust (the "Company") as of September 30, 1997. Pro Forma Condensed Consolidated Statements of Income of the Company for the nine months ended September 30, 1997 and the year ended December 31, 1996.

1/23/98 Form 8-K:
Pro Forma Condensed Consolidated Financial Statements (Unaudited):

Pro Forma Condensed Consolidated Balance Sheet as of September 30, 1997 Notes to Pro Forma Condensed Consolidated Balance Sheet
Pro Forma Condensed Consolidated Statements of Income for the Nine Months
   Ended September 30, 1997 and the Year Ended December 31, 1996
Notes to Pro Forma Condensed Consolidated Statements of Income

Tangelwood

Financial Statements:

Report of Independent Auditors
Statements of Revenues and Certain Expenses for the Nine Months
   Ended September 30, 1997 (Unaudited) and for the Year Ended
   December 31, 1996
Notes to the Statements of Revenues and Certain Expenses

SIGNATURES

          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
     registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           REGISTRANT:

                                           GROVE PROPERTY TRUST

Date: May 15, 1998                         Joseph R. LaBrosse
                                         Name:/s/ Joseph R. LaBrosse
                                         ---------------------------
                   (on behalf of the registrant and as Chief Financial Officer)

                                                   EXHIBIT INDEX


 Exhibit No.                                         Description

     4.1 Revolving Credit Agreement among Grove Operating,L.P., Grove Property Trust and Rhode Island Hospital Trust National Bank and Other Banks Which May Become Parties To This Agreement with Rhode Island Hospital Trust National Bank, As Agent BancBoston Securities, Inc. As Arranger Dated April 30, 1998-
               - to be filed upon amendment

      27      Financial Data Schedule