Form 10-Q
period 1998-06-30
GROVE PROPERTY TRUST
filed 1998-08-12
CIK 920776

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998
                                      or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

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


The number of Common Shares of Beneficial Interest outstanding as of August 6, 1998 was 8,453,829.

                             GROVE PROPERTY TRUST

                                  Form 10-Q
                                    Index

------------------------------------------------------------------------------


                                                                            Page

Part I:     Financial Information

Item 1:     Consolidated Financial Statements (unaudited)

            Consolidated Balance Sheets of as of June 30, 1998 and
             December 31, 1997                                                3

            Consolidated Statements of Income for the three months
             ended June 30, 1998 and 1997                                     4

            Consolidated Statements of Income for the six months
             ended June 30, 1998 and 1997                                     5

            Consolidated Statements of Cash Flows for the six months ended
            June 30, 1998 and 1997                                            6

            Notes to Consolidated Financial Statements                        7

Item 2:     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                            13

Item 3:     Quantitative and Qualitative Disclosure About Market Risk        17

Part II:    Other Information                                                17

Item 2:     Change in Securities and  Use of Proceeds

Item 4:     Submission of Matters to a Vote of Security Holders

Item 5:     Other Information

Item 6:     Exhibits and Reports on Form 8-K                                 19

Signatures                                                                   21

Exhibit Index                                                                22

                             GROVE PROPERTY TRUST
                         CONSOLIDATED BALANCE SHEETS

                                      June 30, 1998      December 31, 1997
                                       (Unaudited)          (Audited)
                                                (In thousands)
                                ASSETS
Real estate assets:
   Land                                   $  27,006         $ 21,403
   Buildings and improvements               158,721          125,412
   Furniture, fixtures and equipment          1,422              952
                                       ---------------   --------------
                                            187,149          147,767
   Less accumulated depreciation            (6,083)           (3,674)
                                       ---------------   --------------
     Net real estate assets                 181,066          144,093
Cash and cash equivalents                     3,630            1,466
Due from affiliates                             670              620
Deferred charges, net of accumulated
amortizationof $33 and $127, respectively       857              849
Other assets                                  1,719            1,122
                                        --------------   --------------
  Total assets                            $ 187,942         $148,150
                                       ===============   ==============


                 LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable                 $  87,557         $  33,457
   Revolving credit facility                  3,250            15,601
   Other liabilities                          1,905             1,387
   Distributions payable                      1,918             1,436
   Security deposits                          2,347             2,026
   Due to affiliates                            198                49
                                       ---------------   --------------
  Total liabilities                          97,175            53,956
Minority interests in consolidated            1,076             1,357
partnerships
Minority interest in Operating               22,525            24,339
Partnership
Shareholders' equity:
   Preferred shares, $.01 par value
per share,
     1,000,000 shares authorized; no
shares
     issued or outstanding
   Common shares, $.01 par value per
share,
     34,000,000 shares authorized;
     8,453,829 shares issued and                 84                84
     outstanding
   Additional paid-in capital                68,855            68,976
   Distributions in excess of earnings       (1,773)             (562)
                                          ------------   ---------------
  Total shareholders'
 equity                                      67,166            68,498
                                        --------------   --------------
  Total liabilities and shareholders'     $ 187,942         $ 148,150
equity
                                       ===============   ==============

See notes to consolidated  financial
statements.

                           GROVE PROPERTY TRUST
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                               For the Three Months Ended
                                                        June 30,
                                                 1998             1997
                                                (In thousands, except per
                                                       share data)

Revenues:
    Rental income                                $ 8,438           $ 4,261
    Property management - affiliates                 139               173
    Other income                                      43                26
    Interest income                                   32                18
                                              -------------     ------------
        Total revenues                              8,652            4,478
                                              -------------     ------------


Expenses:
    Property operating and maintenance             2,893             1,408
    Real estate taxes                                837               426
    Interest expense                               1,388               604
    General and administrative                       444               278
    Depreciation and amortization                  1,300               915
                                              -------------     ------------
        Total expenses                             6,862             3,631
                                              -------------     ------------

      Income before minority interests and         1,790               847
      extraordinary expenses


      Minority interests in consolidated              22                46
      partnerships

      Minority interest in operating                 456               291
      partnership
                                              -------------     ------------

      Income before extraordinary expenses         1,312               510

Extraordinary expenses related to debt
refinancing, net of minority  interests              838                 -
                                              -------------     ------------
                                              -------------     ------------

      Net income                                $    474           $   510
                                              =============     ============
                                              =============     ============

Income before extraordinary expenses per        $   0.16           $  0.13
share - basic
Extraordinary expenses per share - basic           (0.10)                -
                                              =============     ============
Net income per share - basic                    $   0.06           $  0.13
                                              =============     ============

Income before extraordinary expenses per        $   0.16           $  0.13
share - assuming dilution
Extraordinary expenses per share - assuming        (0.10)                -
dilution
                                              -------------     ------------
Net income per share - assuming dilution        $   0.06           $  0.13
                                              =============     ============

Weighted average number of common shares            8,454            3,954
outstanding-basic
Effect of warrants and stock options                   8                35
                                              =============     ============
Weighted average number of shares                  8,462             3,989
outstanding-assuming dilution
                                              =============     ============

See notes to consolidated financial statements.

                           GROVE PROPERTY TRUST
                      CONSOLIDATED INCOME STATEMENTS
                                (Unaudited)

                                                  For the Six Months Ended
                                                          June 30,
                                                       1998
                                                                 1997
                                     (In thousands, except per share data)
Revenues:
   Rental income                                   $15,879          $5,438
   Property management-affiliates                      233             218
   Other income                                        81               86
   Interest income                                     47               42
                                                 ------------     ----------
      Total revenues                               16,240            5,784
                                                 ------------     ----------

Expenses:
   Property operating and maintenance               5,540            1,964
   Real estate taxes                                1,616              542
   Related party management fees                        -               22
   Interest expense                                 2,390              777
   General and administrative                         799              347
   Depreciation and amortization                    2,479            1,155
                                                 ------------     ----------
      Total expenses                               12,824            4,807
                                                 ------------     ----------


         Income before minority interests and
extraordinary expenses                              3,416              977


         Minority interests in consolidated            39               49
partnerships

         Minority interest in operating               878              314
partnership
                                                 ------------     ----------

         Income before extraordinary expenses       2,499              614

Extraordinary expenses related to debt
refinancing, net of minority                          838                -
     interests
                                                 ------------     ----------
                                                 ------------     ----------

            Net income                             $1,661           $  614
                                                 ============     ==========
                                                 ============     ==========

Income before extraordinary expenses per           $ 0.30           $ 0.24
share-basic
Extraordinary expenses per share - basic            (0.10)               -
                                                 ------------     ----------
Net income per share - basic                       $ 0.20           $ 0.24
                                                 ============     ==========

Income before extraordinary expenses per share     $ 0.30           $ 0.24
- assuming dilution
Extraordinary expenses per share - assuming         (0.10)               -
dilution
                                                 ------------     ----------
Net income per share - assuming dilution           $ 0.20           $ 0.24
                                                 ============     ==========

Weighted average number of common shares            8,454            2,627
outstanding - basic
Effect of warrants and stock options                   18                -
                                                 ============     ==========
Weighted average number of shares outstanding -     8,472            2,627
assuming dilution
                                                 ============     ==========

See notes to consolidated financial statements.

                             GROVE PROPERTY TRUST
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                For the Six Months Ended June
                                                             30,
                                                    1998             1997
                                                        (In thousands)
Operating Activities:
Net income                                        $ 1,661          $    614
Adjustments to reconcile net income to net
cash provided
   by operating activities
      Depreciation and amortization                 2,479             1,155
      Extraordinary expenses related to debt          838                 -
      refinancing
      Minority interests                              917               363
      Non-cash compensation expense                    60                60
Change in other assets                               (577)              (71)
Change in accounts payable, accrued expenses
and other  liabilities                                748             (1,495)
                                                ------------    ---------------
Net cash provided by operating activities          6,126                626
                                                ------------    ---------------

Investing activities:
   Purchase of  OP Units and partnership           (2,336)           (3,383)
interests
        Deferred charges                              (42)                -
   Cash acquired on purchase of partnership            62              3,213
interests
   Additions to real estate assets                (29,553)             (841)
                                                ------------    ---------------
      Net cash used in investing activities       (31,869)           (1,011)
                                                ------------    ---------------

Financing activities:
   Net proceeds from mortgage notes payable        63,000            15,084
   Net (repayments) proceeds from revolving       (12,350)            1,825
credit facility
   Proceeds from sale of common stock                   -            30,000
   Equity offering costs                              (30)           (2,458)
   Repayment of mortgage notes payable            (18,113)          (41,044)
   Borrowings from (loans to) affiliates, net          59              (758)
   Financing costs                                   (562)             (648)
   Prepayment penalty on debt refinancing             (668)               -
   Dividends and distributions paid                (3,429)             (217)
                                                ------------    ---------------
      Net cash provided by financing activities    27,907             1,766
                                                ------------    ---------------

Net change in cash and cash equivalents             2,164             1,381
Cash and cash equivalents, beginning of period      1,466               381
                                                ------------    ---------------
Cash and cash equivalents, end of period          $ 3,630          $  1,762
                                                ============    ===============

Supplemental Information:
   Cash paid for interest                         $ 2,099          $    626
   Mortgage notes payable assumed through         $ 9,213          $ 64,306
property acquisitions
   Net rental properties contributed in           $    61          $ 16,051
exchange for OP Units
   Excess of liabilities over assets assumed
on acquisition of
      partnership interests                       $    80          $  1,417


See notes to consolidated financial statements.

                             GROVE PROPERTY TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1998

1. FORMATION AND DESCRIPTION OF THE COMPANY

   Grove Property Trust (the "Company") was organized in the State of Maryland on April 4, 1994 as a Real Estate Investment Trust ("REIT"). The Company currently operates forty-one residential communities and four retail properties. The residential communities are generally mid-priced multi-family communities that are located in the southern New England area.


2. ACQUISITIONS, CONSOLIDATION TRANSACTIONS, AND EQUITY OFFFERINGS

   On March 14, 1997, the Company completed a series of transactions (the "Consolidation Transactions") that included the following:

       The  Company   formed  an   operating   partnership   (the   "Operating
      Partnership" or the "OP") to serve as the vehicle for the consolidation of ownership and control of the Company's operations and assets.

       Pursuant to an exchange offer, the Operating Partnership purchased from non-affiliated limited partners substantially all of the outstanding partnership interests of twenty properties, including one retail property ("Property Partnerships") in exchange for 1,205,324 partnership units (the "Common Units" or "OP Units") of the Operating Partnership, or, in certain circumstances, cash. Common Units are generally exchangeable for the Company's Common Shares on a one-for-one basis.

       Immediately prior to the consummation of the Consolidation Transactions, the Company declared a stock dividend aggregating 26,250 Common Shares and concurrently effected a stock split of 1.125 to 1 (collectively the "Stock Split"), thereby issuing on a pro rata basis a total of 95,102 additional Common Shares to the holders of the issued and outstanding Common Shares just prior to the Consolidation Transactions. All amounts based on outstanding Common Shares have been retroactively adjusted to reflect the Stock Split.

       The Company  issued  3,333,333  Common  Shares to new equity  investors
      (the  "New   Equity   Investment")   in  exchange   for  $30.0   million
      (approximately $27.5 million after costs of issuance).

       Pursuant to a contribution agreement among the Company, certain companies and individuals affiliated with the Company (the "Grove Companies") and the Operating Partnership, such companies and individuals contributed substantially all of the assets and operations of the management services division of Grove Property Services Limited Partnership and the Grove Companies' interests in the Property Partnerships were also transferred to the Operating Partnership.

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


      On June 1, 1997, the Company acquired two related party residential apartment complexes ("Four Winds"and"Brooksyde"). In addition, the Company acquired an interest in Windsor Arbor Limited Partnership, the owner of River's Bend Apartment ("Windsor Arbor"). Upon consummation of the June 1, 1997 transactions, the Operating Partnership issued an aggregate of 420,183 Common Units valued at $10 per unit. The Company also assumed mortgage debt on Four Winds and Brooksyde in the aggregate remaining principal amount of $6.2 million.

   To complete these transactions, the Company borrowed $1.8 million under its Original Revolving Credit Facility.

On July 2, 1997, the Company acquired certain condominium units representing a portion of the condominium units in the Greenfield Village complex located in Rocky Hill, Connecticut from an unrelated party. The Company paid approximately $4.3 million, in the aggregate, with proceeds from the Original Revolving Credit Facility, for these units.

On September 1, 1997, the Company acquired two apartment communities from related parties. Glastonbury Center Apartments in Glastonbury, Connecticut
and Summit and Birch Hill Apartments in Farmington, Connecticut. The Operating Partnership issued 325,836 Common Units valued at 10.50 per unit, assumed $9.8 million in debt and drew down $750,000 against its Original Revolving Credit Facility to acquire these properties.

On  September  30,  1997,   the  Company   acquired  the   remaining   limited
partnership interests in Windsor Arbor for $4.9 million, with proceeds from the Original Revolving Credit Facility.

On October 31, 1997, the Company purchased an apartment community from an unrelated party in Ellington, Connecticut (High Meadow). The $4.2 million purchase price was paid utilizing borrowings under the Original Revolving Credit Facility.

In addition, on October 31, 1997, the Company acquired two retail properties from related parties. These acquisitions, Cornerblock and the Wharf Building, are specialty retail properties located in Edgartown, Massachusetts. Upon consummation of the Cornerblock and Wharf Building transactions, the Operating Partnership issued an aggregate of 143,334 Common Units valued at $10.50 each. To complete these transactions, the Company borrowed approximately $7.0 million under its Original Revolving Credit Facility.

In November 1997, the Company completed the sale of 4,500,000 Common Shares (the "November Offering"). The net proceeds from the sale after underwriting discounts and other costs was approximately $45.2 million. The Company used the proceeds to pay off its Original Revolving Credit Facility and certain mortgage notes payable (see notes 5 and 6) and for working capital purposes.

On December 1, 1997, the Company acquired an apartment community from an unrelated party in Ellington, Connecticut ("Pinney Brook") for approximately $950,000. The purchase price was paid from working capital.

On December 31, 1997, the Company acquired four communities from unrelated parties for approximately $20.0 million. The individual communities are Briar Knoll, Ribbon Mill, Hilltop and Spring Hill Commons and are located respectively in Manchester, Vernon and Norwich, Connecticut and Acton, Massachusetts. The purchase price was paid utilizing borrowings under the Original Revolving Credit Facility and cash on hand.

On January 23, 1998, the Company purchased an apartment community, Tanglewood Apartments, located in West Warwick, Rhode Island from an unrelated party. The purchase price of approximately $7.0 million was paid utilizing borrowings under the Original Revolving Credit Facility.

On April 1, 1998, the Company purchased a specialty retail property in Freeport, Maine and an apartment community in Agawam, Massachusetts. The retail property includes a 25,000 square foot complex and was purchased for approximately $7.2 million. The apartment community includes 88 units and was purchased from an affiliate of the Company for approximately $3.3 million. These acquisitions were financed through the assumption of a $3.9 first mortgage on the retail property, issuance of 5,818 common units, and utilizing borrowings under the Original Revolving Credit Facility. In addition, a mortgage of $2.9 million on the apartment community was assumed and paid off at the closing.

On June 1, 1998, the Company acquired two residential properties in East Providence, Rhode Island from an unrelated party. The purchase price of $19.4 million was financed with the assumption of a $2.4 million loan and $17.0 million from the new long-term mortgage financing described in Note 4.

On August 7, 1998, the Company acquired an apartment community located in Sturbridge, Massachusetts for approximately $4.0 million. The purchase price was financed with the assumption of a $2.4 million loan and $1.6 million from
the   New Revolving Credit Facility described in Note 5.

The  Company   intends  to  continue  to  operate  all  of  its   multi-family
communities and retail commercial properties as rental properties.

3.  SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation
   The financial statements are presented on a consolidated basis. Included in the Company's financial statements are the accounts of the Operating Partnership and various property partnerships. Properties are owned either directly by the Operating Partnership, or are owned by various limited partnerships or limited liability companies, that in turn are substantially (89% to 99%) or wholly owned by the Operating Partnership. All significant intercompany transactions are eliminated in consolidation.

   The accompanying interim financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature which are necessary to fairly state the interim financial statements. The results of operations for the interim period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain amounts have been reclassified in the 1997 financial statements in order to conform with the 1998 financial statements.

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

   Cash and Cash Equivalents

   The Company considers all highly liquid debt instruments from financial institutions with an original maturity of three months or less at the time of purchase to be cash equivalents. The combined account balances at each financial institution periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverages and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant since its cash is on deposit with major financial institutions.

   Real Estate Asset Capitalization and Depreciation

   Acquisitions are recorded in accordance with the purchase method of accounting Expenditures for long-lived replacement-type items in stabilized properties' such as appliances and floor coverings, are capitalized. Furthermore, expenditures for non-recurring items under $1,000 and for normal tenant turnover expenses (such as cleaning and painting) and repairs and maintenance are expensed as incurred. With respect to redevelopment properties, the Company generally capitalizes all redevelopment related costs incurred throughout the redevelopment stage.

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

   Advertising

   The Company expenses advertising costs as incurred. Advertising costs were $133,216 and $44,014 for the three months ended June 30, 1998, and 1997, respectively, and $239,569 and $58,311 for the sixth months ended June 30, 1998 and 1997, respectively.

   Deferred Charges

   Deferred charges, consisting principally of loan costs, are amortized on a straight line basis over the term of the related obligation. When term loans are retired prior to maturity, the unamortized deferred loan costs are written-off and reported as an extraordinary expense item.

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


4. MORTGAGE NOTES PAYABLE

   On June 1, 1998, the Company closed on a $63.0 million, ten year term loan with a lender. The net proceeds of the loan were used to repay an existing $15.0 million loan, acquire two properties in East Providence for $17.0 million (see Note 2), pay down $27.0 million of the Original Revolving Credit Facility (see note 5) and the remaining amount of approximately $3.0 million was deposited in working capital reserves and used for transaction costs. Payments of interest only are due under the new $63.0 million loan at an effective fixed interest rate of 6.71% and the loan matures in June 2008. With this new financing, the Company's weighted average interest rate on its long-term debt is 6.9% and its weighted average maturity is 9.3 years.

   As a result of the $15.0 million loan repayment and retirement of the Original Revolving Credit Facility, the Company incurred $0.2 and $0.3 million, respectively, of expenses related to the write-off of unamortized finance costs. In addition, the Company incurred $0.7 million of expense in connection with the breakage of certain LIBOR swap contracts. Accordingly, the results of operations for the quarter and six months ended June 30, 1998 reflect approximately $0.8 million of extraordinary expenses (net of minority interests).

   Mortgage notes payable consist of the following at June 30,1998 (in thousands):


    Amortizing   first   mortgage notes   $ 20,557
    Interest only first  mortgage notes     67,000
                                         ----------
                                          $ 87,557
                                         ==========


   The amortizing first mortgage notes have fixed interest rates between 7.04% and 8.33%. These notes mature between the years 2000 and 2013 and are collateralized by seven of the properties with a carrying amount of approximately $28.5 million as of June 30, 1998. These notes are partially guaranteed by certain executive officers and shareholders of the Company.

   There are two interest only first mortgage notes. One note has a principal balance of $4.0 million requiring monthly payments of interest only at a fixed rate of 7.00%, and matures in 2007. This note is collateralized by one property with a carrying amount of approximately $6.4 million as of June 30, 1998. The other note has a principal balance of $63.0 million requiring monthly payments of interest at an effective fixed interest rate of 6.71%, and matures in 2008. This note is collateralized by seventeen properties with an aggregate carrying amount of approximately $74.5 million as of June 30, 1998.

      Annual principal payments due as of June 30, 1998, are as follows (in thousands):

                      Period Ending December 31,
                       1998      $   194
                       1999          317
                       2000          343
                       2001          370
                       2002          400
                       Thereafter  85,933
                                 =========
                                 $ 87,557
                                 =========


5. REVOLVING CREDIT FACILITY

   Borrowings   under   the   Original    Revolving   Credit   Facility   were
   collateralized by thirteen properties and interest was payable monthly at a floating rate of 1.2% above the 30, 60, or 90 day LIBOR rate.

   In April 1998, the Operating Partnership entered into a new two year Revolving Credit Facility with its bank (the "New Revolving Credit Facility") and retired the Original Revolving Credit Facility. The New Revolving Credit Facility increased the availability of the credit line to $50.0 million from $25.0 million and converted the line to an unsecured line from a secured line. The New Revolving Credit Facility bears interest payable monthly at a floating rate of 1.2% above the 30, 60, or 90 day LIBOR rate. The New Revolving Credit Facility is available to fund future property acquisitions and up to $5.0 million is available to fund working capital needs. As of June 30, 1998, the New Revolving Credit Facility had $3.25 million outstanding.

6.    SHAREHOLDERS' EQUITY

   The following table outlines the 1997 and 1998 activity in the Operating Partnership equity accounts:

                                                          Number of:
                                                    ------------------------
                                                                  Limited
                                                     Company's   Partners
                                                     Operating   Operating
                                                    Partnership Partnership
                                                       Units       Units
                                                       -----------------
    Outstanding at January 1, 1997                     620,102        -
    Consolidation Transactions in March 1997:
     New Equity Investment                           3,333,333        -
     Transfer of property interests-Grove Companies       -        909,115
     Transfer of property interests-non-affiliates        -      1,205,324
    June 1997 acquisitions                                -        420,183
    Proceeds from stock options in May 1997                394        -
    September 1997 acquisitions                           -        325,836
    October 1997 acquisitions                             -        143,334
    The November Offering                            4,500,000        -
    April 1998 acquisitions                              -           5,818
    OP Units  Redeemed  for cash April 1998 through      -
    June 1998                                            -        (174,557)
                                                    ------------------------
    Outstanding at June 30, 1998                     8,453,829    2,835,053
                                                    ========================
       Ownership Percentage                             74.9%       25.1%
                                                    ========================


   Income is allocated to the Minority Interest in the Operating Partnership based on its weighted average ownership percentage of the Operating Partnership. The ownership percentage is computed by dividing the
   weighted   average  number  of  OP  Units  held  by  the  Limited  Partners
   ("Minority Interest") holders by the total weighted average OP Units outstanding. Issuance or redemption of additional Common Shares or OP Units changes the ownership percentage of both the Minority Interest and the Company.

   An OP Unit and each Common Share have essentially the same economic characteristics as they effectively share equally in the net income or loss and distributions of the OP. OP Units generally may be redeemed for cash or, at the election of the Company, for Common Shares on a one-for-one basis, subject to certain lock-up provisions.

   Common Shares have been reserved for future issuance as follows:


     OP Units not owned by the Company (see above)   2,835,053
               Underwriters warrants                    47,248
               Stock options issued                    977,723
               Additional stock options issuable       590,003
                                                    -----------
                                                     4,450,027
                                                    ===========


   At the Company's annual meeting on June 30, 1998, the Board of Directors approved an increase in the member of authorized preferred and common shares from 1,000 and 13,999,000 to 1,000,000 and 34,000,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The results of operations for the three and six months ended June 30, 1997 included 24 and 27 residential communities, respectively, and one retail property. The results of operations for the three and six months ended June 30, 1998 included 33 and 36 residential communities and three and four retail properties, respectively. (See Note 2 to the consolidated financial statements for details).

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

Results of Operations

Results of operations of the Company for the six months ended June 30, 1998 and June 30, 1997.

Total revenues increased $10,456,000 from $5,784,000 to $16,240,000 during the six months ended June 30, 1998, as compared to the corresponding period in 1997. The increase is primarily due to the operations of the properties acquired during the period from March 14, 1997 to June 30, 1998 ( the " Recent Acquisitions ") (See Note 2 to the consolidated financial statements for details).

Property operating and maintenance expenses increased $3,576,000 from $1,964,000 to $5,540,000 during the six months ended June 30, 1998, as compared to the corresponding period in 1997. The increase is primarily due to the operations of the Recent Acquisitions.

Real estate taxes increased $1,074,000 from $542,000 to $1,616,000 during the six months ended June 30, 1998, as compared to the corresponding period in 1997. The increase is due primarily to the Recent Acquisitions. Related party management fees decreased from $22,000 to zero due to the acquisition by the Company of the management services division of Grove Property Services Limited Partnership ("GPS") as part of the Consolidation Transactions in March 1997.

Interest expense increased $1,613,000 from $777,000 to $2,390,000 during the six months ended June 30, 1998, as compared to the corresponding period in 1997. The increase is primarily due to the assumption of mortgage debt and new debt related to the Recent Acquisitions.


General and administrative expenses increased $452,000 from $347,000 to $799,000 during the six months ended June 30, 1998, as compared to the corresponding period in 1997. This increase is primarily due to the increased costs associated with the change in size and structure of the Company.

Depreciation and amortization increased $1,324,000 from $1,155,000 to $2,479,000 during the six months ended June 30, 1998, as compared to the corresponding period in 1997. This increase is related to the Recent Acquisitions.


The Company's income before extraordinary expenses increased $1,885,000 from $614,000 to $2,499,000 during the six months ended June 30, 1998, as compared to the corresponding period in 1997. The increase in income before extraordinary expenses is primarily due to the operations of the Recent Acquisitions.

In  June  1998,  the  Company  refinanced  certain  of  its  debt.  In connection with the refinancing, the Company wrote-off related unamortized deferred financing costs and incurred prepayment penalties and related costs. These costs were charged to operations and are reflected as extraordinary expenses, net of minority interests.


Results of operations of the Company for the three months ended June 30, 1998 and 1997.

Total  revenues  increased  $4,174,000  from  $4,478,000 to $8,652,000 during the three months ended June 30, 1998, as compared to the corresponding period in 1997. The increase is primarily due to the operations of the Recent Acquisitions.

Property operating and maintenance expenses increased $1,485,000 from $1,408,000 to $2,893,000 during the three months ended June 30, 1998, as compared to the corresponding period in 1997. The increase is primarily due to additional expenses related to of the Recent Acquisitions.
                                      -13-

Real estate taxes increased $411,000 from $426,000 to $837,000 during the three months ended June 30, 1998, as compared to the corresponding period in 1997. This increase is related to the Recent Acquisitions.

Interest expense increased $784,000 from $604,000 to $1,388,000 during the three months ended June 30, 1998, as compared to the corresponding period in 1997. The increase is primarily due to the assumption of mortgage debt and new debt related to the Recent Acquisitions.

General and administrative expenses increased $166,000 from $278,000 to $444,000 during the three months ended June 30, 1998, as compared to the corresponding period in 1997. This increase is primarily due to the increased costs associated with the change in size and structure of the Company.

 Depreciation   and  amortization   increased   $385,000  from  $915,000  to
$1,300,000 during the three months ended June 30, 1998, as compared to the corresponding period in 1997. The increase is primarily due to additional depreciation related to the Recent Acquisitions.

The Company's income before extraordinary expenses increased $802,000 from $510,000 to $1,312,000 during the three months ended June 30, 1998, as compared to the corresponding period in 1997. The increase is primarily due to the operations of the Recent Acquisitions.

Same Community Analysis

For the six months ended June 30, 1998 and June 30, 1997.

The 27 apartment communities (2,564 apartments) owned by Grove or its affiliated predecessors since the beginning of 1996, a "Same Community" comparison, experienced an increase in average monthly rental rates, offset by a small decrease in average economic occupancy and experienced an increase in net operating income. On a Same Community basis, the weighted average monthly rental rate per apartment increased 3.8% to $725 from $698 and the economic occupancy rate decreased to 95.5% from 96.5% for the first six months of 1998 as compared to the first six months of 1997, respectively. Overall, Same Community net operating income increased 8.1% to $6.3 million from $5.8 million for the first six months of 1998 as compared to the first six months of 1997, respectively. Net operating income increased due to a 2.6% increase in revenues and 4.1% decrease in operating expenses. Revenues increased due to the increase in rental rates partially offset by a decrease in occupancy. Expenses decreased primarily due to a decrease in utility costs and snow plowing as a result of the unusually mild weather experienced in the first quarter of 1998. The following table summarizes Same Community operations:



                                  ------------------
                                  Six Months Ended    %
                                      June 30,
                                  ------------------
                                    1998     1997   Change
Economic Occupancy                  95.5%    96.5%   -1.0%
                                  ==================
Average monthly rental rate per     $ 725    $ 698    3.8%
unit
                                  ==================
Revenues (millions)                 $10.72   $10.44   2.6%
Operating expenses (millions)        4.47     4.66   -4.1%
                                  =========================
    Net operating income            $6.25    $5.78    8.1%
(millions)
                                  =========================

For the three months ended June 30, 1998 and June 30, 1997.

The 27 apartment communities (2,564 apartments) owned by Grove or its affiliated predecessors since the beginning of 1996, a "Same Community" comparison, experienced an increase in average monthly rental rates, offset by a small decrease in average economic occupancy and experienced an increase in net operating income. On a Same Community basis, the weighted average monthly rental rate per apartment increased 3.8% to $728 from $702 and the economic occupancy rate decreased to 96.1% from 96.9% for the second quarter of 1998 as compared to the second quarter of 1997, respectively. Overall, Same Community net operating income increased 5.6% to $3.2 million from $3.1 million for the second quarter of 1998 as compared to the second quarter of 1997, respectively. Net operating income increased due to a 2.3% increase in revenues and 2.2% decrease in operating expenses. Revenues increased due to the increase in rental rates partially offset by a decrease in occupancy. Expenses decreased primarily due to decreases in payroll, insurance and snow removal. The following table summarizes Same Community operations:

                                  ------------------
                                    Quarter Ended     %
                                      June 30,
                                  ------------------
                                    1998     1997   Change
Economic Occupancy                  96.1%    96.9%   -0.8%
                                  ==================
Average monthly rental rate per     $ 728    $ 702    3.8%
unit
                                  ==================
Revenues (millions)                 $5.43    $5.31    2.3%
Operating expenses (millions)        2.20     2.25   -2.2%
                                  =========================
    Net operating income            $3.23    $3.06    5.6%
(millions)
                                  =========================

Liquidity and Capital Resources

Cash and cash equivalents totaled $3,630,000 as of June 30, 1998. The Company's ratio of long-term debt, including the Revolving Credit Facility, to total market capitalization on June 30, 1998 was 43.5% based on total market capitalization of $208.6 million based on 11,288,882 Common Units and Common Shares valued at per $10.44 share/unit (the closing price on June 30, 1998) plus $90.8 million of long-term debt, including the Revolving Credit Facility.

Cash provided by operating activities was $6,126,000 for the six months ended June 30, 1998. Cash used in investing activities was $31,869,000 for the six months ended June 30, 1998. Net cash provided by financing activities was $27,907,000 for the six months ended June 30, 1998.

On June 15, 1998, the Company declared a dividend of $0.17 per share which was paid on July 17, 1998. The dividends declared during the period resulted in a 64.4% payout of funds from operations for the three months ended June 30, 1998.

On June 15, 1998, the Operating Partnership declared a distribution of $0.17 per Common Unit to the limited partners of the OP that was paid on July 17, 1998.

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

Year 2000

In the course of the Company's planned upgrade of its information systems, to accommodate growth of its business, the Company will assure that its computer software and hardware will be year 2000 compliant. The Company anticipates that the upgrade of its information systems will be completed during 1998 and 1999 and believes that the cost thereof will not have a material impact on net income, assets or liabilities. Because of the nature of the Company's business, it does not depend to any material extent on electronic interchange of data or information with its residents, suppliers or vendors.

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

FFO increased $1,485,000 from $1,523,000 to $3,008,000 for the three months ended June 30, 1998 and 1997, respectively. Dividends declared for the three months ended June 30, 1998 were $0.17 per share, representing 64.4% of FFO, while dividends declared for the three months ended June 30, 1997 were $0.19 per share representing 77.5% of FFO. The dividends declaration for the three months ended June 30, 1997 were for the long period from March 14, 1997, the date the Consolidation Transactions closed, to June 30, 1997.

FFO was calculated as follows (in thousands):

                                   For the Three Months       For the Six Months
                                        Ended                      Ended
                                       June 30,                   June 30,
                                      1998      1997           1998      1997
                                     ------------------------------------------
Income before minority interests
and extraordinary items              $1,790     $847         $3,416     $  977
Real estate  depreciation  and        1,252      774          2,390        980
amortization
Non-recurring expenses                  -         -             -           69
                                 ----------------------   ---------------------
Funds from operations before          3,042    1,621          5,806      2,026
minority interests
Minority interests in                    34       98             63        106
consolidated partnerships
                               =====================      =====================
FFO                                  $3,008   $1,523         $5,743     $1,920
                               =====================      =====================



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

"Safe Harbor" Statement under Private Securities Litigation Reform Act of 1996

Certain statements contained in this report, and in particular in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," statements in other filings with the Securities and Exchange Commission and statements in other public documents of the Company may be forward looking and are subject to a variety of risks and uncertainties. Many factors could cause actual results to differ materially from these statements. These factors include, but are not limited to, (i) population shifts which may increase or decrease the demand for rental housing, (ii) the value ofcommercial and residential rental properties in the Northeast where all of the Company's properties are located, in recent years, have fluctuated considerably,
(iii) the effect on the Company's properties of competition from new apartment complexes which may be completed in proximity to such properties thereby increasing competition,
(iv) the effect of weather and other conditions which can significantly affect property operating expenses and (v) other factors which might be described from time to time in the Company's filings with the Securities and Exchange Commission. In addition, the Company is subject to the effects of changes in general business economic conditions.




Although the Company believes that its properties will continue to be attractive to tenants and that it will be able to control expenses, future revenue and operating expense trends cannot be reliably predicted. These trends may cause the Company to adjust its operations in the future. Factors external to the Company can also affect the price of the Company's Common Shares. Because of the foregoing and other factors, recent trends should not be considered reliable indicators of future financial results or stock prices.



Item 3  Quantitative and Qualitative Disclosure About Market Risk

Based on Securities Exchange Act Release No. 38223, the Company is not required to provide information in response to this item.


Part II. Other Information

Item 2.  Changes in Securities and use of Proceeds

     (a) At the Company's Annual Meeting of Shareholders held on June 30, 1998, the Company's shareholders approved amendments to the Company's Third Amended and Restated Declaration of Trust dated March 14, 1997, as amended by Articles Supplementary dated October 23, 1997 (as so amended, the "Charter")
(i) to reduce the maximum of Trust Managers which may serve on the Board from 15 to 11, (ii) to increase the total number of Common Shares and Preferred Shares which the Company has authority to issue to 34,000,000 and 1,000,000, respectively, and (iii) to provide that future amendments to the Charter requiring shareholders approval may be approved by the holders of a majority of the Company's outstanding shares entitled to vote.

         (b) Not applicable.

     (c) In June 1998, the Company, through Grove Operating, L.P, (the "Operating Partnership"), issued 5,818 Common Units of the Operating Partnership ("OP Units") valued at $10.50 per OP Unit in exchange for partnership interests in a property owned by an affiliate of the Company. The total value of the OP Units at the time of issuance in the transaction was approximately $61,000.

     The issuance of the OP Units referred to in the preceding paragraph was not registered under the Securities Act of 1993 in reliance on the exemption contained in Rule 506 thereunder on basis that each of the purchasers is in such transaction was an accredited investor.

     (d)  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of shareholders on June 30, 1998 (the "Annual Meeting"). At the Annual Meeting, the shareholders of the Company:

         1.  Elected all of the nominees for the Trustee

         2. Approved the amendment of the Charter to reduce the maximum number of Trust Managers which may serve on the Board from 15 to 11;

         3. Approved the amendment of the Charter to increase the total number of Common Shares and Preferred Shares which the Company has authority to issue to 34,000,000 and 1,000,000, respectively;



         4. Approved the amendment of the Charter to provide that future amendments to the Charter requiring shareholder approval may be approved by the holders of a majority of the Company's outstanding shares entitled to votes;

         5. Approved the amendment of the Company's 1996 Share Incentive Plan (the "1996 Plan") to increase the number of Common Shares available for issuance thereunder from 900,000 to 1,400,000 and to permit awards under the 1996 Plan to be granted to consultants and advisors to the Company; and

            1.     Ratified  the  selection  of  Ernst  &  Young  LLP  as  the
            Company's  independent  public  accountants  for the  year  ending each as  described  in the  Notice of Annual  Meeting  and Proxy
            Statement  distributed in connection with the Annual Meeting.  The results of the voting of the shareholders with respect to such matters is set forth below.

1.   Election of Trustees
                        Total Vote for          Total Vote Withheld
                        Each Trustee             For Fach Trustee

     Edmund F. Navarro        8,050,481           8,487
     James F. Twaddell        8,044,881          14,087

2. The amendment of Charter to reduce the maximum number of Trust Managers which may serve on the Board from 15 to 11.

     For                  6,999,201
     Against                 11,025
     Abstain                 13,021
     Broker Non-Vote      1,035,721


3. The amendment of the Charter to increase the total number of Common Shares and Preferred Shares which the Company has authority to issue to 34,000,000 and 1,000,000, respectively.


     For             5,757,229
     Against         1,231,780
     Abstain            15,512
     Broker Non-Vote 1,054,447

4. The amendment of the Charter to provide that future amendments to the Charter requiring shareholder Approval may be approved by the holders of a majority of the Company's outstanding shares entitled vote.


      For             6,912,913
      Against            81,713
      Abstain             9,895
      Broken Non-Vote 1,054,447




5. The amendment of 1996 Plan to increase the number of Common Shares available for issuance thereunder from 900,000 to 1,400,000 and to permit awards under the 1996 Plan to be granted to consultants and advisors to the Company.

      For                     5,836,221
      Against                 1,146,197
      Abstain                    22,103
      Broker Non-Vote         1,054,447

6. The ratification of the appointment of Ernst & Young LLP as the Company's independent public accountants for the year ending December 31, 1998

      For               8,044,345
      Against               2,700
      Abstain              11,923

     As disclosed in the Company's Proxy Statement dated April 30, 1998 and distributed in connection with the Company's 1998 Annual Meeting of Shareholders, any shareholder desiring to present a proposal at the Annual Meeting of Shareholders to be held in 1999 and wishing to have that proposal included in the Proxy Statement for that meeting must submit proposal in writing to the Secretary of the Company in time to be received by January 4, 1999.

     The Company's By-laws also provide that any shareholder who intends to present a proposal at any annual meeting of shareholders must give advance notice of such proposal. In general, the advance notice must be given to the Secretary of the Company on which the preceding year's annual meeting was held. Proxies to be solicited by the Board of Directors of the Company for the Annual Meeting of Shareholders to be held in 1999 will confer discretionary authority to vote on any shareholder proposal unless either (1) the Corporation receives notice of such proposal no later than May 1, 1999 or (2) such proposal is included in the Board of Directors' proxy material for that meeting as described in the preceding paragraph.

Item 6.  Exhibits and Reports on Form 8-K

 (A)      Exhibits


3. Third Amended and Restated Declaration of Trust of Grove Property Trust dated March 14, 1997, as amended by Article Supplementary dated October 23, 1997 and by Articles of Amendment dated June 30, 1998.

4.1 Revolving Credit Agreement among Grove Operating, L.P., Grove Property Trust and Rhode Island Hospital Trust National Bank and Other Banks Which May Become Parties To the Agreement with Rhode Island Hospital Trust National Bank, As Agent BancBoston Securities, Inc. As . Arranger Dated April 30, 1998

10. 1996 Share Incentive Plan of Grove Property Trust, Grove Operating, L.P. and Property Partnerships, as amended to March 11, 1998 (incorporated by reference to Appendix A to the Company's Notice of Annual Meeting and Proxy Statement dated April 30, 1998 (Commission File No. 1-13080)).


27.  Financial Data Schedule.


 (B)      Reports on Form 8-K

    During the quarter ended June 30, 1998, the Company filed a Current Report on Form 8-K dated June 1, 1998 responding to Items 2, 5 and 7.

     (a)   Financial statements of business acquired.

Freeport Properties
Financial Statements

Report of Independent Auditors
Combined Statements of Revenues and Certain Expenses for the Three Months
  Ended March 31, 1998 (Unaudited) and for the Year Ended December 31, 1997 Notes to the Combined Statements of Revenues and Certain Expenses

Coachlight Village
Financial Statements

Report of Independent Auditors
Statements  of Revenues and Certain  Expenses for the Three Months Ended March
31, 1998 (Unaudited) and for the    Years Ended  December 31,  1997,  1996 and
1995
Notes to the Statements of Revenues and Certain Expenses

Village Park and Winchester Wood

Financial Statements:

Report of Independent Auditors
Combined Statements of Revenues and Certain Expenses for the Three Months
  Ended March 31, 1998 (Unaudited) and for the Year Ended December 31, 1997 Notes to the Combined Statements of Revenues and Certain Expenses

Pro Forma Financial Statements (Unaudited)

Pro Forma Condensed Consolidated Balance Sheet as of March 31, 1998. Pro Forma Condensed Consolidated Statements of Income for the Three Months Ended March 31, 1998 and for the Year Ended December 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              GROVE PROPERTY TRUST

Date: August 11, 1998            /s/Joseph R. LaBrosse
                                 Name: Joseph R. LaBrosse
                                   (on behalf of the registrant and as Chief
                                    Financial Officer)

                                EXHIBIT INDEX



Exhibit No.                      Description

3. Third Amended and Restated Declaration of Trust of Grove Property Trust dated March 14, 1997, as amended by Article Supplementary dated October 23, 1997 and by Articles of Amendment dated June 30, 1998.

4.1 Revolving Credit Agreement among Grove Operating, L.P., Grove Property Trust and Rhode Island Hospital Trust National Bank and Other Banks Which May Become Parties To the Agreement with Rhode Island Hospital Trust National Bank, As Agent BancBoston Securities, Inc. As Arranger Dated April 30, 1998.

10. 1996 Share Incentive Plan of Grove Property Trust, Grove Operating, L.P. and Property Partnerships, as amended to March 11, 1998 (incorporated by reference to Appendix A to the Company's Notice of Annual Meeting and Proxy Statement dated April 30, 1998 (Commission File No. 1-13080)).

27.  Financial Date Schedule.