Form 10-Q
period 1998-09-30
GROVE PROPERTY TRUST
filed 1998-11-16
CIK 920776

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998
                                      or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____ to _____

                         Commission File No. 1-13080

                             GROVE PROPERTY TRUST
            (Exact name of registrant as specified in its charter)

                                   Maryland 06-1391084
      (State or other jurisdiction of incorporation or organization) (IRS
                         Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90-days.
 Yes: X   No:


The number of Common Shares of Beneficial Interest outstanding as of November 6, 1998 was 8,238,074.

                            GROVE PROPERTY TRUST

                                  Form 10-Q
                                    Index

------------------------------------------------------------------------------

                                                                        Page

Part I:   Financial Information                                           3

Item 1:   Consolidated Financial Statements (unaudited)                   3

          Consolidated Balance Sheets as of September 30, 1998 and
          December 31, 1997                                               3

          Consolidated Statements of Income for the Three Months
          Ended September 30, 1998 and 1997                               4

          Consolidated Statements of Income for the Nine Months
          Ended September 30, 1998 and 1997                               5

          Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 1998 and 1997                                     6

          Notes to Consolidated Financial Statements                      7

Item 2:   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                          13

Part II:  Other Information                                              18

Item 1:   Legal Proceedings                                              18

Item 2:   Change in Securities and Use of Proceeds                       18

Item 3:   Defaults upon Senior Securities                                18

Item 4:   Submission of Matters to a Vote of Security Holders            18

Item 5:   Other Information                                              18

Item 6:   Exhibits and Reports on Form 8-K                               18

Signatures                                                               19

Exhibit Index                                                           E-1

                             GROVE PROPERTY TRUST
                         CONSOLIDATED BALANCE SHEETS

                                      September 30, 1998 December 31, 1997
                                       (Unaudited)          (Audited)
                                                (In thousands)
                                ASSETS
Real estate assets:
   Land                                   $  28,402         $ 21,403
   Buildings and improvements               167,798          125,412
   Furniture, fixtures and equipment          1,919              952
                                       ---------------   --------------
                                            198,119          147,767
   Less accumulated depreciation             (7,631)          (3,674)
                                       ---------------   --------------
     Net real estate assets                 190,488          144,093
Cash and cash equivalents                     2,950            1,466
Due from affiliates                             564              620
Deferred charges, net of accumulated
  amortization of $97 and $127, respectively    971              849
Other assets                                  3,039            1,122
                                       ---------------   --------------
  Total assets                            $ 198,012         $148,150
                                       ===============   ==============


                 LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable                 $  92,771         $  33,457
   Revolving credit facility                  9,600            15,601
   Other liabilities                          1,623             1,387
   Distributions payable                      1,923             1,436
   Security deposits                          2,485             2,026
   Due to affiliates                            209                49
                                       ---------------    -------------
  Total liabilities                         108,611            53,956
Minority interests in consolidated
  partnerships                                1,065             1,357
Minority interest in Operating
  Partnership                                21,804            24,339
Shareholders' equity:
   Preferred shares, $.01 par value
     per share, 1,000,000 shares
     authorized; no shares issued
     or outstanding                              -                 -
   Common shares, $.01 par value per
     share, 34,000,000 shares authorized;
     8,458,754 and 8,453,829 shares
     issued and outstanding, respectively        84                84
   Additional paid-in capital                68,389            68,976
   Distributions in excess of earnings       (1,941)             (562)
                                       ---------------   --------------
  Total shareholders' equity                 66,532            68,498
                                       ---------------   --------------
  Total liabilities and shareholders'
    equity                                $ 198,012         $ 148,150
                                       ===============   ==============

See notes to consolidated financial statements.

                           GROVE PROPERTY TRUST
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                               For the Three Months Ended
                                                      September 30,
                                                 1998             1997
                                                (In thousands, except per
                                                       share data)

Revenues:
    Rental income                                $ 9,252           $ 5,506
    Property management - affiliates                 108               162
    Other income                                      72                36
    Interest income                                   29                48
                                              -------------     ------------
        Total revenues                             9,461             5,752
                                              -------------     ------------

Expenses:
    Property operating and maintenance             3,060             1,777
    Real estate taxes                                945               600
    Interest expense                               1,666               955
    General and administrative                       443               263
    Depreciation and amortization                  1,614              1225
                                              -------------     ------------
        Total expenses                             7,728             4,820
                                              -------------     ------------

      Income before minority interests             1,733               932

      Minority interests in consolidated
        partnerships                                  20                65

      Minority interest in Operating
        Partnership                                  424               347
                                              -------------     ------------
      Net income                                $  1,289           $   520
                                              =============     ============

Net income per share - basic                    $   0.15           $  0.13
                                              =============     ============

Net income per share - assuming dilution        $   0.15           $  0.13
                                              =============     ============

Weighted average number of common shares
  outstanding-basic                                8,477             3,954
Effect of warrants and stock options                   -                63
                                              -------------     ------------
Weighted average number of shares
  outstanding-assuming dilution                    8,477             4,017
                                              =============     ============

See notes to consolidated financial statements.

                            GROVE PROPERTY TRUST
                       CONSOLIDATED INCOME STATEMENTS
                                 (Unaudited)

                                                  For the Nine Months Ended
                                                        September 30,
                                                   1998
                                                                 1997
                                          (In thousands, except per share data)
Revenues:
   Rental income                                 $ 25,130          $10,944
   Property management-affiliates                     341              380
   Other income                                       156              122
   Interest income                                     75               90
                                                 ------------     ------------
      Total revenues                               25,702           11,536
                                                 ------------     ------------

Expenses:
   Property operating and maintenance               8,600            3,741
   Real estate taxes                                2,561            1,143
   Related party management fees                        -               22
   Interest expense                                 4,056            1,732
   General and administrative                       1,242              610
   Depreciation and amortization                    4,094            2,380
                                                 ------------     ------------
      Total expenses                               20,553            9,628
                                                 ------------     ------------

         Income before minority interests and
           extraordinary expenses                   5,149            1,908

         Minority interests in consolidated
           partnerships                                58              114

         Minority interest in Operating
           Partnership                              1,303              658
                                                 ------------     ------------

         Income before extraordinary expenses       3,788            1,136

Extraordinary expenses related to debt
  refinancing, net of minority interests              838                -
                                                 ------------     ------------
            Net income                             $2,950           $1,136
                                                 ============     ============

Income before extraordinary expenses per
  share-basic                                      $ 0.45           $ 0.37
Extraordinary expenses per share - basic             0.10                -
                                                 ------------     ------------
Net income per share - basic                       $ 0.35           $ 0.37
                                                 ============     ============

Income before extraordinary expenses per share
  - assuming dilution                              $ 0.45           $ 0.37
Extraordinary expenses per share - assuming
  dilution                                           0.10                -
                                                 ------------     ------------
Net income per share - assuming dilution           $ 0.35           $ 0.37
                                                 ============     ============

Weighted average number of common shares
  outstanding - basic                               8,462            3,075
Effect of warrants and stock options                    6               12
                                                 ------------     ------------
Weighted average number of shares outstanding -
  assuming dilution                                 8,468            3,087
                                                 ============     ============

See notes to consolidated financial statements.

                             GROVE PROPERTY TRUST
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                  For the Nine Months Ended
                                                        September 30,
                                                    1998             1997
                                                        (In thousands)
Operating Activities:
Net income                                        $ 2,950          $  1,136
Adjustments to reconcile net income to net
  cash provided by operating activities
      Depreciation and amortization                 4,094             2,380
      Extraordinary expenses related to debt
        refinancing                                   838                 -
      Minority interests                            1,361               772
      Non-cash compensation expense                    90                90
      Imputed Interest - Mortgage                       -                20
Change in other assets                             (1,917)           (1,247)
Change in accounts payable, accrued expenses
  and other liabilities                               602               693
                                                ------------      ------------
Net cash provided by operating activities           8,018             3,844
                                                ------------      ------------

Investing activities:
   Purchase of OP Units and partnership
     interests                                     (2,751)           (8,333)
   Deferred charges                                   (23)           (1,076)
   Cash acquired on purchase of partnership
     interests                                         62             3,013
   Additions to real estate assets                (35,169)           (5,846)
                                                ------------      ------------
      Net cash used in investing activities       (37,881)          (12,242)
                                                ------------      ------------

Financing activities:
   Net proceeds from mortgage notes payable        63,000            26,209
   Net repayments of Revolving Credit Facility     (6,001)                -
   Proceeds from sale of common stock                   -            30,000
   Equity offering costs                              (63)           (2,476)
   Repayment of mortgage notes payable            (18,210)          (41,888)
   Borrowings from (loans to) affiliates, net         177              (758)
   Financing costs                                   (740)             (648)
   Prepayment penalty on debt refinancing            (669)                -
   Repurchase of stock                               (781)                -
   Dividends and distributions paid                (5,366)           (1,422)
                                                ------------      ------------
      Net cash provided by financing activities    31,347             9,017
                                                ------------      ------------

Net change in cash and cash equivalents             1,484               619
Cash and cash equivalents, beginning of period      1,466               539
                                                ------------      -----------
Cash and cash equivalents, end of period          $ 2,950          $  1,158
                                                ============      ===========

Supplemental Information:
   Cash paid for interest                         $ 3,739          $  1,928
   Net rental property acquired in connection
     with debt assumed                            $15,042          $ 74,809
   Net rental properties contributed in
     exchange for OP Units                        $    61          $ 19,829
   Excess of liabilities over assets assumed
     on acquisition of partnership interests      $    80          $  1,732

See notes to consolidated financial statements.

                             GROVE PROPERTY TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1998

1. FORMATION AND DESCRIPTION OF THE COMPANY

   Grove Property Trust (the "Company") was organized in the State of Maryland on April 4, 1994 as a Real Estate Investment Trust ("REIT"). The Company currently operates fifty-nine residential communities and four retail properties. The residential communities are generally mid-priced multi-family communities that are located in New England.


2. ACQUISITIONS, CONSOLIDATION TRANSACTIONS, AND EQUITY OFFERINGS

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

      Immediately prior to the consummation of the Consolidation Transactions, the Company declared a stock dividend aggregating 26,250 Common Shares and concurrently effected a 1.125-for-one stock split (collectively the "Stock Split"), thereby issuing on a pro rata basis a total of 95,102 additional Common Shares to the holders of the issued and outstanding Common Shares just prior to the Consolidation Transactions. All amounts based on outstanding Common Shares have been retroactively adjusted to reflect the Stock Split.

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

      In exchange for the above, the Grove Companies received an aggregate of 909,115 Common Units in the Operating Partnership and a cash payment of $178,000 from the Company, and the Company received 620,102 Common Units in the Operating Partnership. Additionally, the Company contributed to the Operating Partnership the net proceeds received from the New Equity Investment in exchange for 3,333,333 additional Common Units.

      In connection with the Consolidation Transactions, the Operating Partnership entered into a three-year secured revolving acquisition and working capital credit facility of up to $25.0 million (the "Original Revolving Credit Facility") and a $15.1 million ten-year term mortgage loan (the "Mortgage Loan").


   On June 1, 1997, the Company acquired two related party residential apartment complexes ("Four Winds" and "Brooksyde"). In addition, the
   Company acquired an interest in Windsor Arbor Limited Partnership, the owner of River's Bend Apartment ("Windsor Arbor"). Upon consummation of the June 1, 1997 transactions, the Operating Partnership issued an aggregate of 420,183 Common Units valued at $10 per unit. The Company also assumed mortgage debt on Four Winds and Brooksyde in the aggregate remaining principal amount of $6.2 million. To complete these transactions, the Company borrowed $1.8 million under the Original Revolving Credit Facility.

   On July 2, 1997, the Company acquired certain condominium units representing a portion of the condominium units in the Greenfield Village complex located in Rocky Hill, Connecticut, from an unrelated party. The Company paid approximately $4.3 million, in the aggregate, with proceeds from the Original Revolving Credit Facility for these units.

   On September 1, 1997, the Company acquired two apartment communities from related parties, Glastonbury Center Apartments in Glastonbury, Connecticut, and Summit and Birch Hill Apartments in Farmington, Connecticut. The Operating Partnership issued 325,836 Common Units valued at $10.50 per unit, assumed $9.8 million in debt and drew down $750,000 against the Original Revolving Credit Facility to acquire these properties.

   On  September  30,  1997,  the  Company  acquired  the  remaining   limited
   partnership interests in Windsor Arbor for $4.9 million with proceeds from the Original Revolving Credit Facility.

   On October 31, 1997, the Company purchased an apartment community from an unrelated party in Ellington, Connecticut, ("High Meadow"). The $4.2 million purchase price was paid utilizing borrowings under the Original Revolving Credit Facility.

   In addition, on October 31, 1997, the Company acquired two retail properties from related parties. These acquisitions, Cornerblock and the Wharf Building, are specialty retail properties located in Edgartown, Massachusetts. Upon consummation of the Cornerblock and Wharf Building transactions, the Operating Partnership issued an aggregate of 143,334 Common Units valued at $10.50 each. To complete these transactions, the Company borrowed approximately $7.0 million under the Original Revolving Credit Facility.

   In November 1997, the Company completed the sale of 4,500,000 Common Shares ("the November 1997 Offering"). The net proceeds from the sale after underwriting discounts and other costs were approximately $45.2 million. The Company used the proceeds to pay off the Original Revolving Credit Facility and certain mortgage notes payable (see Notes 5 and 6) and for working capital purposes.

   On December 1, 1997,  the Company  acquired an apartment  community from an
   unrelated   party  in   Ellington,   Connecticut,   ("Pinney   Brook")  for
   approximately $950,000.  The purchase price was paid from working capital.

   On December 31, 1997, the Company acquired four communities from unrelated parties for approximately $20.0 million. The individual communities are Briar Knoll, Ribbon Mill, Hilltop and Spring Hill Commons and are located respectively in Manchester, Vernon and Norwich, Connecticut, and Acton, Massachusetts. The purchase price was paid utilizing borrowings under the Original Revolving Credit Facility and cash on hand.

   On January 23, 1998, the Company purchased an apartment community, Tanglewood Apartments, located in West Warwick, Rhode Island, from an unrelated party. The purchase price of approximately $7.0 million was paid utilizing borrowings under the Original Revolving Credit Facility.

   On April 1, 1998, the Company purchased a specialty retail property in Freeport, Maine, and an apartment community in Agawam, Massachusetts. The retail property includes a 25,000 square foot complex and was purchased for approximately $7.2 million. The apartment community includes 88 units and was purchased from an affiliate of the Company for approximately $3.3 million. These acquisitions were financed through the assumption of a $3.9 million first mortgage on the retail property, issuance of 5,818 Common Units, and utilizing borrowings under the Original Revolving Credit Facility.

   On June 1, 1998, the Company acquired two residential properties in East Providence, Rhode Island, from an unrelated party. The purchase price of $19.4 million was financed with the assumption of a $2.4 million loan and $17.0 million from the new long-term mortgage financing described in Note 4.

   On August 7, 1998, the Company acquired an apartment community located in Sturbridge, Massachusetts, for approximately $4.0 million. The purchase price was financed with the assumption of a $2.4 million loan and $1.6 million from the 1998 Credit Facility (as defined in Note 5).

   On August 28, 1998, the Company acquired an apartment community located in East Haven, Connecticut, for approximately $4.5 million. The purchase price was financed with the assumption of a $2.9 million loan and $1.6 million from the 1998 Credit Facility.

   The Company intends to continue to operate all of its multi-family communities and retail commercial properties as rental properties.

3. SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

   The financial statements are presented on a consolidated basis. Included in the Company's financial statements are the accounts of the Operating Partnership and various property partnerships. Properties are owned either directly by the Operating Partnership or are owned by various limited partnerships or limited liability companies, that in turn are substantially (89% to 99%) or wholly owned by the Operating Partnership. All significant intercompany transactions are eliminated in consolidation.

   The accompanying interim financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature, which are necessary to fairly state the interim financial statements. The results of operations for the interim period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain amounts have been reclassified in the 1997 financial statements in order to conform to the 1998 financial statements.

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

   Cash and Cash Equivalents

   The Company considers all highly liquid debt instruments from financial institutions with an original maturity of three months or less at the time of purchase to be cash equivalents. The combined account balances at each financial institution periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant since its cash is on deposit with major financial institutions.

   Real Estate Asset Capitalization and Depreciation

   Acquisitions  are  recorded  in  accordance  with the  purchase  method  of accounting. Expenditures for long-lived replacement-type items in stabilized properties, such as appliances and floor coverings, are capitalized. Furthermore, expenditures for non-recurring items under $1,000 and for normal tenant turnover expenses (such as cleaning and painting) and repairs and maintenance are expensed as incurred. With respect to redevelopment properties, the Company generally capitalizes all redevelopment related costs incurred throughout the redevelopment stage.

   Depreciation is provided for building and land improvements and buildings using the straight-line method over the estimated useful lives of the assets (10 to 30 years). Additionally, furniture, fixtures and equipment are depreciated using an accelerated method over the estimated useful lives of the assets (5 to 7 years).

   Long-Lived Assets

   Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, requires long-lived assets to be reviewed for impairment when events or circumstances indicate that an impairment might exist. When an impairment indicator is present, assets must be grouped at the lowest level for which there are identifiable cash flows. If the sum of the undiscounted cash flows is less than the carrying amounts of the assets, an impairment loss must be recorded. The impairment loss is measured by comparing the fair value of the assets with its carrying amount. To date, no losses have been recognized and management believes that no impairment conditions exist.

   Per Share Data

   In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options and warrants (see Note 6). Earnings per share, assuming dilution, is very similar to fully diluted earnings per share. All earnings per share amounts for all periods have been presented and restated to conform to Statement 128.

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

   Stock-Based Compensation

   The Company has adopted Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation. This statement defines a fair value based method of accounting for employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under APB No. 25, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. The Company has elected to continue to account for its employee stock compensation plans under APB No. 25.

   Advertising

   The Company expenses advertising costs as incurred. Advertising costs were $156,329 and $56,394 for the three months ended September 30, 1998 and 1997, respectively, and $395,899 and $115,559 for the nine months ended September 30, 1998 and 1997, respectively.

   Deferred Charges

   Deferred charges, consisting principally of loan costs, are amortized on a straight-line basis over the term of the related obligation. When term loans are retired prior to maturity, the unamortized deferred loan costs are written-off and reported as an extraordinary expense item.

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

4. MORTGAGE NOTES PAYABLE

   On June 1, 1998, the Company obtained a $63.0 million ten-year term loan with a lender. The net proceeds of the loan were used to repay an existing $15.0 million loan, acquire two properties in East Providence for $17.0 million (see Note 2), pay down $27.0 million of the Revolving Credit Facility and the remaining amount of approximately $3.0 million was deposited in working capital reserves or used for transaction costs. Payments of interest only are due under the new $63.0 million loan at an effective fixed interest rate of 6.71% and the loan matures in June 2008. As of September 30, 1998, the Company's weighted average interest rate on its long-term debt is 7.0% and its weighted average maturity is 10.1 years.

   As a result of the $15.0 million loan repayment and retirement of the Original Revolving Credit Facility (see Note 5), the Company incurred $0.2 and $0.3 million, respectively, of expenses related to the write-off of unamortized finance costs. In addition, the Company incurred $0.7 million of expense in connection with the breakage of certain LIBOR swap contracts. Accordingly, the results of operations for the nine months ended September 30, 1998 reflect approximately $0.8 million of extraordinary expenses (net of minority interests).

   Mortgage notes payable consist of the following at September 30, 1998 (in thousands):

    Amortizing   first   mortgage notes       $ 25,771
    Interest only first  mortgage notes         67,000
                                             ----------
                                              $ 92,771
                                             ==========

   The amortizing first mortgage notes have fixed interest rates between 7.04% and 10.08%. These notes mature between the years 2000 and 2031 and are collateralized by nine of the properties with a carrying amount of approximately $37.0 million as of September 30, 1998. Certain of these notes are partially guaranteed by certain executive officers and shareholders of the Company.

   There are two interest only first mortgage notes. One note has a principal balance of $4.0 million requiring monthly payments of interest only at a fixed rate of 7.00% and matures in 2007. This note is collateralized by one property with a carrying amount of approximately $6.3 million as of September 30, 1998. The other note has a principal balance of $63.0 million requiring monthly payments of interest at an effective fixed interest rate of 6.71% and matures in 2008. This note is collateralized by seventeen properties with an aggregate-carrying amount of approximately $77.4 million as of September 30, 1998.

   Annual principal payments due as of September 30, 1998, are as follows (in thousands):

                   Period Ending December 31,
                       1998        $  111
                       1999           372
                       2000           402
                       2001           436
                       2002           472
                       Thereafter  90,978
                                  ---------
                                  $92,771
                                  =========

5. REVOLVING CREDIT FACILITY

   In March 1997, the Operating Partnership entered into a three year revolving credit facility with a bank, guaranteed by the Company for up to $25.0 million (i.e., the Original Revolving Credit Facility). Borrowings under the Original Revolving Credit Facility were collateralized by thirteen properties and interest was payable monthly at a floating rate of 1.5% above the 30, 60, or 90-day LIBOR rate.

   In April 1998, the Operating Partnership entered into a new two-year Revolving Credit Facility (the "1998 Credit Facility") with its bank and retired the Original Revolving Credit Facility. The new 1998 Credit Facility increased the availability of the credit line to $50.0 million from $25.0 million and converted the line to an unsecured line from a secured line. The 1998 Credit Facility bears interest payable monthly at a floating rate of 1.5% above the 30, 60, or 90-day LIBOR rate. The 1998 Credit Facility is available to fund future property acquisitions and up to $5.0 million is available to fund working capital needs. As of September 30, 1998, the 1998 Credit Facility had $9.6 million outstanding.

6. SHAREHOLDERS' EQUITY

   The following table outlines the 1997 and 1998 activity in the Operating Partnership equity accounts:

                                                          Number of:
                                                                  Limited
                                                     Company's   Partners'
                                                     Operating   Operating
                                                    Partnership Partnership
                                                       Units       Units
    Outstanding at January 1, 1997                    620,102        -
    Consolidation Transactions in March 1997:            -           -
       New Equity Investment                        3,333,333        -
       Transfer of property interests-Grove
         Companies                                       -        909,115
       Transfer of property interests-non-
         affiliates                                      -      1,205,324
    June 1997 acquisitions                               -        420,183
    Proceeds from stock options in May 1997               394        -
    September 1997 acquisitions                          -        325,836
    October 1997 acquisitions                            -        143,334
    The November 1997 Offering                      4,500,000        -
    April 1998 acquisitions                              -          5,818
    OP Units redeemed April 1998 through September
      1998                                               -       (213,264)
    OP Units exchanged July 1998 through September
      1998                                             25,722     (25,722)
    Common Shares repurchased by the Company
      during September 1998                           (83,950)       -
    Executive stock grants - September 1998            63,153        -
                                                    ------------------------
    Outstanding at September 30, 1998               8,458,754   2,770,624
                                                    ========================
       Ownership Percentage                             75.3%       24.7%
                                                    ========================

    Income   is   allocated   to  the   Minority  Interest  in  the  Operating
    Partnership   based   on  its  weighted  average  ownership percentage  of
    the Operating Partnership. The ownership percentage is computed by dividing the weighted average number of OP Units held by the
    Limited Partners ("Minority Interest") by the total weighted average OP Units outstanding. Issuance of additional Common Shares in connection with requested redemptions of OP Units or redemption of OP Units for cash changes the ownership percentage of both the Minority Interest and the Company. An OP Unit and a Common Share have essentially the same economic characteristics as they effectively share equally in the net income or loss and distributions of the OP. OP
    Units generally may be redeemed for cash or, at the election of the Company, for Common Shares on a one-for-one basis subject to certain adjustment provisions.

    As of September 30, 1998, Common Shares have been reserved for future issuance as follows:

             OP Units not owned by the Company (see above)  2,770,624
             Underwriters warrants                             47,248
             Stock options issued                             977,723
             Additional stock options issuable                590,003
                                                           -----------
                                                            4,385,598
                                                           ===========

   At  the  Company's   annual   meeting  on  June  30,  1998,  the  Company's
   shareholders approved an increase in the number of authorized preferred and common shares from 1,000 and 13,999,000 to 1,000,000 and 34,000,000, respectively.

   During 1998, the Board of Directors authorized management to purchase up to 400,000 Common Shares. Purchases are being made in the open market and are being funded from operating cash flow and the Company's 1998 Credit Facility. As of September 30, 1998, the Company has repurchased 83,950 shares at an average price of $9.65 per share.

7. SUBSEQUENT EVENTS

   On October 30, 1998, the Company acquired seventeen residential properties in the greater Boston suburbs from an unrelated party. The purchase price of approximately $73 million was financed with the assumption of $51 million in mortgage loans, $15 million from the 1998 Credit Facility and the issuance of an aggregate of approximately 1,000,000 Common Units valued at $9.82 per unit including approximately 200,000 Common Units issued to a wholly owned subsidiary of the Company.

   On November 5, 1998, the Company guaranteed an $8.2 million bank loan to certain officers of the Company to be used by officers to purchase Common Shares. In addition, the Company authorized 390,000 Common Shares to be issued to such officers at $10.25 per share (the closing share price on November 4, 1998). The officers will use approximately $4.0 million from the $8.2 million bank loan to purchase the 390,000 Common Shares to be issued.

   Between October 1, 1998 to November 11, 1998, the Company repurchased 220,680 additional shares at an average price of $9.84 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The results of operations for the three and nine months ended September 30, 1997 included 28 residential communities and one retail property, respectively. The results of operations for the three and nine months ended September 30, 1998 included 41 residential communities and four retail properties, respectively. (See Note 2 to the consolidated financial statements for details).

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

Results of Operations

Results of operations of the Company for the nine months ended September 30, 1998 and 1997.

Total revenues increased $14,166,000 from $11,536,000 to $25,702,000 during the nine months ended September 30, 1998, as compared to the corresponding period in 1997. The increase is primarily due to the operations of the properties acquired during the period from March 14, 1997 to September 30, 1998 (the "Recent Acquisitions"). (See Note 2 to the consolidated financial statements for details.)

Property operating and maintenance expense increased $4,859,000 from $3,741,000 to $8,600,000 during the nine months ended September 30, 1998, as compared to the corresponding period in 1997. The increase is primarily due to the operations of the Recent Acquisitions.

Real estate taxes increased $1,418,000 from $1,143,000 to $2,561,000 during the nine months ended September 30, 1998, as compared to the corresponding period in 1997. The increase is due primarily to the Recent Acquisitions. Related party management fees decreased from $22,000 to zero due to the acquisition by the Company of the management services division of Grove Property Services Limited Partnership ("GPS") as part of the Consolidation Transactions in March 1997.

Interest expense increased $2,324,000 from $1,732,000 to $4,056,000 during the nine months ended September 30, 1998, as compared to the corresponding period in 1997. The increase is primarily due to the assumption of mortgage debt and new debt related to the Recent Acquisitions.

General and administrative expenses increased $632,000 from $610,000 to $1,242,000 during the nine months ended September 30, 1998, as compared to the corresponding period in 1997. This increase is primarily due to the increased costs associated with the change in size and structure of the Company.

Depreciation and amortization increased $1,714,000 from $2,380,000 to $4,094,000 during the six months ended September 30, 1998, as compared to the corresponding period in 1997. This increase is related to the Recent Acquisitions.

The Company's income before extraordinary expenses increased $2,652,000 from $1,136,000 to $3,788,000 during the nine months ended September 30, 1998, as compared to the corresponding period in 1997. The increase in income before extraordinary expenses is primarily due to the operations of the Recent Acquisitions.

In June 1998, the Company refinanced certain of its debt. In connection with the refinancing, the Company wrote-off related unamortized deferred financing costs and incurred prepayment penalties and related costs. These costs were charged to operations and are reflected as extraordinary expenses related to debt refinancing, net of minority interests.

Results of operations of the Company for the three months ended September 30, 1998 and 1997.

Total revenues increased $3,709,000 from $5,752,000 to $9,461,000 during the three months ended September 30, 1998, as compared to the corresponding period in 1997. The increase is primarily due to the operations of the Recent Acquisitions.

Property operating and maintenance expenses increased $1,283,000 from $1,777,000 to $3,060,000 during the three months ended September 30, 1998, as compared to the corresponding period in 1997. The increase is primarily due to additional expenses related to the Recent Acquisitions.

Real estate taxes increased $345,000 from $600,000 to $945,000 during the three months ended September 30, 1998, as compared to the corresponding period in 1997. This increase is related to the Recent Acquisitions.

Interest expense increased $711,000 from $955,000 to $1,666,000 during the three months ended September 30, 1998, as compared to the corresponding period in 1997. The increase is primarily due to the assumption of mortgage debt and new debt related to the Recent Acquisitions.

General and administrative expenses increased $180,000 from $263,000 to $443,000 during the three months ended September 30, 1998, as compared to the corresponding period in 1997. This increase is primarily due to the increased costs associated with the change in size of the Company.

Depreciation and amortization increased $389,000 from $1,225,000 to $1,614,000 during the three months ended September 30, 1998, as compared to the corresponding period in 1997. The increase is primarily due to additional depreciation related to the Recent Acquisitions.

The Company's net income increased $769,000 from $520,000 to $1,289,000 during the three months ended September 30, 1998, as compared to the corresponding period in 1997. The increase is primarily due to the operations of the Recent Acquisitions.

Same Community Analysis

For the nine months ended September 30, 1998 and 1997.

The 27 apartment communities (2,564 apartments) owned by Grove or its affiliated predecessors since the beginning of 1996, a "Same Community" comparison, experienced an increase in average monthly rental rates, offset by a small decrease in average economic occupancy and experienced an increase in net operating income. On a Same Community basis, the weighted average monthly rental rate per apartment increased 3.6% to $728 from $703 and the economic occupancy rate decreased to 95.8% from 96.5% for the first nine months of 1998 as compared to the first nine months of 1997, respectively. Overall, Same Community net operating income increased 7.0% to $9.64 million from $9.01 million for the first nine months of 1998 as compared to the first nine months of 1997. Net operating income increased due to a 2.9% increase in revenues and 2.5% decrease in operating expenses. Revenues increased due to the increase in rental rates partially offset by a decrease in occupancy. Expenses decreased primarily due to a decrease in payroll, utility costs and snow plowing as a result of the unusually mild weather experienced in the first quarter of 1998. The following table summarizes Same Community operations:

                                        ------------------
                                        Nine Months Ended
                                          September 30,
                                        ------------------      %
                                          1998     1997       Change
                                          ----     ----       ------
Economic Occupancy                        95.8%    96.5%      -0.7%
                                       ==================
Average monthly rental rate per unit     $ 728    $ 703        3.6%
                                       ==================
Revenues (millions)                      $16.22   $15.76       2.9%
Operating expenses (millions)              6.58     6.75      -2.5%
                                       ------------------    -------
    Net operating income (millions)      $ 9.64   $ 9.01       7.0%
                                       ==================    =======

For the three months ended September 30, 1998 and 1997.

The 27 apartment communities (2,564 apartments) owned by Grove or its affiliated predecessors since the beginning of 1996, a "Same Community" comparison, experienced an increase in average monthly rental rates, offset by an increase in operating expenses and experienced an increase in net operating income. On a Same Community basis, the weighted average monthly rental rate per apartment increased 3.3% to $734 from $711 and the economic occupancy rate was unchanged at 96.5% for the third quarter of 1998 as compared to the third quarter of 1997. Overall, Same Community net operating income increased 5.0% to $3.39 million from $3.23 million for the third quarter of 1998 as compared to the third quarter of 1997. Net operating income increased due to a 3.5% increase in revenues partially offset by a 1.0% increase in operating expenses. Revenues increased due to the increase in rental rates. Expenses increased primarily due to increases in gas, landscaping, marketing and advertising which were offset by decreases in payroll. The following table summarizes Same Community operations:

                                        ------------------
                                           Quarter Ended
                                           September 30,
                                        ------------------      %
                                          1998     1997      Change
                                          ----     ----      ------
Economic Occupancy                        96.5%    96.5%      0.0%
                                        ==================
Average monthly rental rate per unit     $ 734    $ 711       3.3%
                                        ==================
Revenues (millions)                      $5.50    $5.31       3.5%
Operating expenses (millions)             2.11     2.09       1.0%
                                        ------------------   -------
    Net operating income (millions)      $3.39    $3.23       5.0%
                                        ==================   =======

Liquidity and Capital Resources

Cash and cash equivalents totaled $2,950,000 as of September 30, 1998. The Company's ratio of long-term debt, including the 1998 Credit Facility to total market capitalization on September 30, 1998 was 47.7% based on total market capitalization of $214.66 million based on 11,229,378 Common Units and Common Shares valued at $10.00 per share/unit (the closing price on September 30, 1998) plus $102.37 million of long-term debt, including the 1998 Credit Facility.

Cash provided by operating activities was $8,018,000 for the nine months ended September 30, 1998. Cash used in investing activities was $37,881,000 for the nine months ended September 30, 1998. Net cash provided by financing activities was $31,347,000 for the nine months ended September 30, 1998.

On September 15, 1998, the Company declared a dividend of $0.17 per share, which was paid on October 16, 1998. The dividends declared during the period resulted in a 59.1% pay out of funds from operations for the three months ended September 30, 1998.

On September 15, 1998, the Operating Partnership declared a distribution of $0.17 per Common Unit to the limited partners of the OP that was paid on October 16, 1998.

In April  1998,  the  Operating  Partnership  entered  into  the  1998  Credit
Facility with its bank and retired the Original Revolving Credit Facility. The 1998 Credit Facility increased the availability of the credit line to $50.0 million from $25.0 million and converted the line to an unsecured line from a secured line. The 1998 Credit Facility bears interest payable monthly at a floating rate of 1.5% above the 30, 60, or 90-day LIBOR rate. The 1998 Credit Facility is available to fund future property acquisitions and up to $5.0 million is available to fund working capital needs. As of September 30, 1998, borrowings of $9.6 million were outstanding under the 1998 Credit Facility.

During 1998, the Board of Directors authorized management to purchase up to 400,000 Common Shares. Purchases are being made in the open market and are being funded from operating cash flow and the Company's 1998 Credit Facility. As of September 30, 1998, the Company has repurchased 83,950 shares at an average price of $9.65 per share.

The Company intends to meet its short-term liquidity requirements through cash flow provided by operations and borrowings under the 1998 Credit Facility. The Company considers its ability to generate cash to be adequate and expects it to continue to be adequate to meet operating requirements and pay shareholder dividends in accordance with REIT requirements. The Company may use other sources of capital to finance additional acquisitions including, but not limited to, the selling of additional equity interests in the Company, non-distributed Funds From Operations, the issuance of debt securities, funds from the 1998 Credit Facility, and exchanging Common Shares or Common Units for properties or interests in properties.

Year 2000

In the course of the Company's planned upgrade of its information systems to accommodate growth of its business, the Company will assure that its computer software and hardware will be year 2000 compliant. The Company anticipates that the upgrade of its information systems will be completed during 1998 and 1999 and believes that the cost thereof will not have a material impact on net income, assets or liabilities. The Company has begun to identify the other non-information systems that depend on microprocessors in the conduct of its business. Because of the nature of the Company's business, it does not depend to any material extent on electronic interchange of data or information with its residents, suppliers or vendors.

-------------------------------------------------------------------------------
             Assessment       Remediation        Testing      Implementation
-------------------------------------------------------------------------------

Information 100% Complete  50% Complete       40% Complete    50% Complete
Technology
                           Expected           Expected        Expected
                           completion date,   completion      completion
                           October 1999       date, October   date, October
                                              1999            1999
-------------------------------------------------------------------------------

Equipment   100% Complete  50% Complete       0% Complete     0% Complete
with
Embedded                   Expected           Expected        Expected
Chips or                   completion date,   completion      completion
Software                   September 1999     date,           date,
                                              September 1999  September 1999
-------------------------------------------------------------------------------

Products    100% Complete  100% Complete      100% Complete   75% Complete

                                                              Expected
                                                              completion
                                                              date,
                                                              September 1999
-------------------------------------------------------------------------------

3rd Party   Expected       0% Complete        0% Complete     0% Complete
            completion
            date for
            surveying
            all third
            parties,
            March 1999
-------------------------------------------------------------------------------

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

FFO increased from $1.8 million to $3.2 million for the three months ended September 30, 1998 from the three months ended September 30, 1997. Dividends declared for the three months ended September 30, 1998 were $0.17 per share, representing 59.1% of FFO, while dividends declared for the three months ended September 30, 1997 were $0.1575 per share representing 56.7% of FFO.

FFO was calculated as follows (in thousands):
                                   For the Three       For the Nine Months
                                   Months Ended               Ended
                                   September 30,          September 30,
                                  1998      1997          1998      1997
                                  ----      ----          ----      ----
Income before minority interests
  and extraordinary items        $1,733      $932       $5,149     $1,908
Real estate depreciation and
  amortization                    1,538     1,079        3,928      2,059
Non-recurring expenses                -        -             -         69
                                --------------------   ---------------------
Funds from operations before
  minority interests              3,271     2,011        9,077      4,080
Minority interests in
  consolidated partnerships          32       180           95        286
                                --------------------   ---------------------
FFO                               $3,239    $1,831       $8,982    $3,750
                                ====================   =====================

Seasonally

Historically, net income from the Properties has been lower in the first and second quarters than in the remainder of the year due to higher utility charges, snow removal and other weather-related expenses. In addition, rental rates increase ratably during the year which results in higher rental revenues in the second half of the year.

Inflation

Substantially all of the leases at the properties are for a term of one-year or less, which may enable the Company to seek increased rents upon renewal or reletting. Such short-term leases generally lessen the risk to the Company of the potential adverse effects of inflation.

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

Recent Developments

On October 30, 1998, the Company acquired seventeen residential properties in the greater Boston suburbs from an unrelated party. The purchase price of approximately $73 million was financed with the assumption of $51 million in mortgage loans, $15 million from the 1998 Credit Facility and the issuance of an aggregate of approximately 1,000,000 Common Units valued at $9.82 per unit including approximately 200,000 Common Units issued to a wholly owned subsidiary of the Company.

In November 1998, the Company's Board of Trust Managers and its Compensation Committee approved changes in the compensation arrangements for the Company's executive officers. These changes included approval of payments to executive officers to facilitate the acquisition of Common Shares by them, which amounts, as approved, would aggregate approximately $5.0 million, plus an amount sufficient to pay such executive officers related federal and state income taxes, payable over a period of 36 months. However, the amount and timing of any such payments is subject to adjustment by the Compensation Committee depending on future developments including future results of operations.

On November 5, 1998, the Company guaranteed an $8.2 million bank loan to certain officers of the Company to be used by officers to purchase Common Shares. In addition, the Company authorized 390,000 Common Shares to be issued to such officers at $10.25 per share (the closing share price on November 4, 1998). The officers will use approximately $4.0 million from the $8.2 million bank loan to purchase the 390,000 Common Shares to be issued.

Between October 1, 1998 to November 11, 1998, the Company repurchased 220,680 additional shares at an average price of $9.84 per share.

"Safe Harbor" Statement under Private Securities Litigation Reform Act of 1996

Certain statements contained in this report, and in particular in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," statements in other filings with the Securities and Exchange Commission and statements in other public documents of the Company may be forward looking and are subject to a variety of risks and uncertainties.
Forward looking statements would typically include words like "believes," "anticipates" or "estimates." Many factors could cause actual results to differ materially from these statements. These factors include, but are not limited to, (i) population shifts which may increase or decrease the demand for rental housing, (ii) the value of commercial and residential rental properties in the Northeast where all of the Company's properties are located, in recent years, have fluctuated considerably, (iii) the effect on the Company's properties of competition from new apartment complexes which may be completed in proximity to such properties thereby increasing competition, (iv) the effect of weather and other conditions which can significantly affect property operating expenses, (v) the ability of the Company to successfully integrate the operation of properties it has acquired or may acquire into its business and (vi) other factors which might be described from time to time in the Company's filings with the Securities and Exchange Commission. In addition, the Company is subject to the effects of changes in general business economic conditions.

Part II.  Other Information

Item 1:  Legal Proceedings

NONE

Item 2:  Change in Securities and Use of Proceeds

NONE

Item 3:  Defaults upon Senior Securities

NONE

Item 4:  Submission of Matters to a Vote of Security Holders

NONE

Item 5:  Other Information

NONE

Item 6:  Exhibits and Reports on Form 8-K

(a)    Exhibits

    No.        Description

    2.1 Agreement dated as of April 22, 1998 among The Grove Corporation and the twenty-two limited partnerships identified on Schedule 1 thereto (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 30, 1998 (Commission File No. 1-13080))

    2.2 Amendment dated as of August 31, 1998 to Conveyance Agreement dated as of April 22, 1998 among The Grove Corporation and the twenty-one limited partnerships identified on Schedule 1 thereto (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated October 30, 1998 (Commission File No. 1-13080))

    27   Financial Data Schedule

(b)    Reports on Form 8-K

    NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              REGISTRANT:

                              GROVE PROPERTY TRUST

November 13, 1998            By: /s/Joseph R. LaBrosse
                                 _________________________
                                 Name: Joseph R. LaBrosse
                                 (On behalf of the registrant and as Chief Financial Officer)

                            EXHIBIT INDEX

      Exhibit Number           Description

           2.1 Agreement dated as of April 22, 1998 among The Grove Corporation and the twenty-two limited partnerships identified on Schedule 1 thereto (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 30, 1998 (Commission File No. 1-13080))

           2.2 Amendment dated as of August 31, 1998 to Conveyance Agreement dated as of April 22, 1998 among The Grove Corporation and the twenty-one limited partnerships identified on Schedule 1 thereto (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated October 30, 1998 (Commission File No. 1-13080))

            27         Financial Data Schedule