Form 10-K
period 1998-12-31
GROVE PROPERTY TRUST
filed 1999-03-31
CIK 920776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1998 or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                 -----    -----
                           Commission file No. 1-13080

                              GROVE PROPERTY TRUST
             (Exact name of registrant as specified in its charter)

         MARYLAND                                     06-1391084
(State or other jurisdiction
 of incorporation or organization)       (I.R.S. Employer Identification No.)

    598 ASYLUM AVENUE, HARTFORD, CONNECTICUT                  06105
    (Address of Principal Executive Offices)                (Zip Code)

                                 (860) 246-1126
                (Issuer's Telephone Number, including area code)


      Securities registered pursuant to Section 12(b) of the Exchange Act:

         Title of Each Class:         Name of Each Exchange on Which Registered:
         --------------------         ------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 1999 was $ 73,179,581.

The number of Common Shares of Beneficial Interest outstanding as of February 28, 1999 was 8,639,659.

                      DOCUMENTS INCORPORATED BY REFERENCE:
      Definitive proxy statement for 1999 Annual Meeting of Shareholders -
                             Part III of Form 10-K

                              GROVE PROPERTY TRUST
                                TABLE OF CONTENTS
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


ITEM                                                                                    PAGE
----                                                                                    ----
                                     PART I

  1.  Business                                                                            2
      Recent Developments                                                                 2
      Growth Strategies                                                                   3
      Apartment Communities                                                               5
      Property Table                                                                      6
      Insurance                                                                           8
      Regulation                                                                          8
      Environmental Matters                                                               9
      Employees                                                                          10

  2.  Properties                                                                         10

  3.  Legal Proceedings                                                                  12

  4.  Submission of Matters to a Vote of Security Holders                                12

                                     PART II

  5.  Market for Registrant's Common Equity and Related Stockholder Matters              12

  6.  Selected Financial Data                                                            15

  7. Management's Discussion and Analysis of Financial Condition and Results of 16 Operations

 7a.  Market Risk and Risk Management Policies                                           21

  8.  Financial Statements and Supplementary Data                                        21

  9.  Changes in and Disagreements with Accountants on Accounting and Financial          21
      Disclosure

                                    PART III

 10.  Directors and Executive Officers of the Registrant                                 21

 11.  Executive Compensation                                                             21

 12.  Security Ownership of Certain Beneficial Owners and Management                     21

 13.  Certain Relationships and Related Transactions                                     21

                                     PART IV

 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                   21


PART 1

ITEM 1.  BUSINESS

THE COMPANY

Grove Property Trust, a Maryland real estate investment trust (the "Company" or "Grove") is a self-managed and self-administered real estate investment trust ("REIT") that is engaged in the acquisition, repositioning, management and operation of mid-priced and subsidized multifamily and specialty retail properties in the Northeastern United States. The Company is a fully integrated real estate organization with in-house acquisition, repositioning and renovation, financing, marketing, leasing and property management expertise.

As of March 15, 1999, Grove owned interests in and operated 61 Apartment Communities containing a total of 6,526 units in Connecticut, Massachusetts and Rhode Island and 4 specialty retail properties in Massachusetts and Maine containing an aggregate of approximately 118,700 rentable square feet. The Apartment Communities are mid-priced and subsidized apartment properties consisting primarily of two- and three-story buildings in landscaped settings. The Apartment Communities are well located within their markets and appeal to middle income and moderate income residents who are generally "renters by necessity", with the exception of the Boston suburban properties where residents are renters by choice in many instances.

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

In April 1998, the Operating Partnership entered into a new two-year Revolving Credit Facility (the "1998 Credit Facility") with its bank and retired the three-year Revolving Credit Facility with a bank that was entered into in March 1997 (the "Original Revolving Credit Facility"). The new 1998 Credit Facility increased the availability of the credit line to $50.0 million from $25.0 million and converted the line to an unsecured line from a secured line.

On June 1, 1998, the Company obtained a $63.0 million ten-year term loan with a lender. The net proceeds of the loan were used to repay an existing $15.0 million loan, acquire two properties in East Providence for $17.0 million (see
Note 2), pay down $27.0 million of the 1998 Credit Facility and the remaining amount of approximately $3.0 million was deposited in working capital reserves or used for transaction costs. Payments of interest only are due under the new $63.0 million loan at an effective fixed interest rate of 6.71% and the loan matures in June 2008. As of December 31, 1998, the Company's weighted average interest rate on its long-term debt is approximately 7.75% and its weighted average maturity is approximately 11.2 years.

During 1998, the Company purchased 3,605 apartments units and a 23,325 square foot retail property for a total of approximately $171 million.

In January 1999, the indicated yearly dividend was increased to $0.72 per Common Share.

As of December 31, 1998, the Company's assets were approximately $327.1 million and its debt to total market capitalization ratio was approximately 57.4%.

The Company operates in three industry segments: residential, subsidized residential and retail. Certain financial data on a segment basis is included in
Note 16 to the consolidated financial statements , included elsewhere, herein.

THE OPERATING PARTNERSHIP

The Operating Partnership was formed to act as the vehicle for the acquisition of properties. Grove is the sole general partner of the Operating Partnership and thereby controls the Operating Partnership. Using the Operating Partnership, the Company is able to acquire properties in exchange for Common Units of the Operating Partnership ("Common Units" or "OP Units"), which represent limited partnership interests in the Operating Partnership. The recipients of Common Units are restricted from transferring such Common Units for a period of one year from the acquisition date. The Common Units are redeemable after such time for cash (based on the fair market value of an equivalent number of Common Shares at the time of such redemption) or, at the Company's option, for Common Shares of the Company on a one-for-one basis, subject to certain anti-dilution adjustments and exceptions. While the holders of Common Units determine whether they want to redeem Common Units, the Company decides if the redemption price will be paid in cash or in Common Shares. With the Operating Partnership, the Company believes it is able to offer attractive purchase terms to owners of properties who have little or no tax basis remaining in such properties. In many cases, the immediate tax liability incurred by such owners upon a transfer of such properties would be significant if the purchase price were paid in cash. By utilizing the Operating Partnership structure, the Company can make payment in Common Units, thereby deferring all or a portion of an owner's federal income tax liability. During 1998, the Operating Partnership issued approximately 1,000,000 Common Units in conjunction with acquisition of 20 properties with approximately 2,200 apartments. At December 31, 1998, Grove owned approximately 69.6% of the total partnership interests, including the sole general partner interest, in the Operating Partnership, consisting of Grove's ownership of 8,639,659 Common Units.

BUSINESS OBJECTIVES AND GROWTH STRATEGIES

The Company's current long-term objectives are; (i) acquiring and, where appropriate, repositioning and renovating under-managed multifamily properties at significant discounts to replacement costs and at returns that enhance shareholder value; (ii) aggressively managing its portfolio to increase revenues and reduce operating costs; (iii) consistently providing quality service and a desirable living environment to all of its residents. A variety of factors, many of which are beyond the Company's control, may prevent the Company from achieving these objectives. In addition, future developments and events may cause the Company to redefine its objectives either by modifying current objectives or by identifying additional ones.

ACQUISITIONS. The Company's primary growth strategy has been to acquire under-managed, mid-priced apartment properties in the Northeastern United
States. Grove purchased $115 million of Residential property, $49 million of Subsidized Residential property, and $7 million of Commercial property in 1998 and expects to devote substantial management time in 1999 integrating these properties into its portfolio rather than aggressively pursuing additional property acquisitions. Grove believes that opportunities for acquisitions in the Northeastern United States are attractive because the region is generally characterized by: (i) limited new construction due to significant barriers to entry resulting from high construction costs, limited land availability, strict zoning laws and extended permitting processes; (ii) a limited number of publicly traded companies focusing on the acquisition of under-managed, mid-priced multifamily communities; (iii) highly fragmented markets with many small-to-medium sized family owned companies that own older apartment properties in which the owners are looking to sell with minimal tax impact and (iv) many older apartment properties where maintenance and improvements have been deferred and where the Company believes selective capital improvements and professional management may create opportunities for increased rents.

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

The Company's acquisitions of all Apartment Communities have ranged from single communities in the $3 million range (88 apartments) to a $105 million portfolio that totaled 2,160 units (the McNeil Portfolio).

REPOSITIONING AND RENOVATION. The Company evaluates, repositions and renovates all acquired properties as appropriate. Subsidized residential properties in the portfolio receive necessary renovations as required. Repositioning of subsidized residential assets may occur upon partial conversion to market rates. When pursuing an acquisition, members of the Company's in-house acquisition, development and property management teams work together in evaluating potential renovation and repositioning strategies and budgets. Additionally, the Company reviews its portfolio to determine where opportunities exist to make incremental capital improvements that meet its targeted returns on cost. Typical renovations include replacing carpets, appliances, kitchen cabinets, counter tops, bathroom fixtures and vanities as well as upgrading landscaping, adding fitness centers and community rooms, repaving existing parking spaces and adding additional parking spaces.

FINANCING STRATEGIES

The Company intends to maintain a debt-to-total market capitalization ratio of 60% or less. At December 31, 1998, the Company had debt totaling $196.4 million and a ratio of debt-to-total market capitalization of approximately 57.4% based on the closing price of the Company's Common Shares on the American Stock Exchange of $11.75 and assuming conversion of all OP Units. The weighted average interest rate on the Company's mortgage debt as of December 31, 1998 was approximately 7.75% and the weighted average maturity was approximately 11.2 years.

REVOLVING CREDIT FACILITY

In March 1997, the Operating Partnership entered into the Original Revolving Credit Facility with a bank, guaranteed by the Company for up to $25.0 million. Borrowings under the Original Revolving Credit Facility were collateralized by thirteen properties and interest was payable monthly at a floating rate of 1.5% above the 30, 60, or 90-day LIBOR rate.

In April 1998, the Operating Partnership entered into the 1998 Credit Facility with its bank and retired the Original Revolving Credit Facility. The new 1998 Credit Facility increased the availability of the credit line to $50.0 million from $25.0 million and converted the line to an unsecured line from a secured line. The 1998 Credit Facility bears interest payable monthly at a floating rate of 1.5% above the 30, 60, or 90-day LIBOR rate. The 1998 Credit Facility is available to fund future property acquisitions and up to $5.0 million is available to fund working capital needs. As of December 31, 1998, the 1998 Credit Facility had $34.25 million outstanding. The outstanding credit line balance was used primarily for the acquisition of properties.

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

INVESTMENT OBJECTIVES AND PRACTICES. The Company's investment objective is to provide quarterly distribution of a portion of cash available for distribution and to achieve long-term capital appreciation through increases in cash flow from operations, reinvestment of retained cash and growth of the Company's property portfolio through accretive acquisitions and strategic return oriented repositioning capital improvements. The Company's practice is to acquire assets primarily for generation of current income and appreciation.

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

DISPOSITION. The Company will periodically review the total assets in the Company's portfolio. The Company may dispose of some of its properties, based upon management's strategic review of its total portfolio.

FINANCING PRACTICES. The Company expects to continue to maintain a conservative debt to total market capitalization ratio of 60% or less. Such ratio represents total debt of the Company as a percentage of the market value of the Common Shares (assuming the exchange of all Common Units for Common Shares) plus total debt of the Company. The Company's Third Amended and Restated Declaration of Trust, as amended (the "Charter"), and Bylaws, however, do not limit the amount or percentage of indebtedness that the Company may incur. In addition, from time to time, the Company may modify its debt practice in light of changing economic conditions, relative costs of debt and equity capital, market values of its properties, general conditions in the market for debt and equity securities, fluctuations in the market price of the Common Shares, growth and acquisition opportunities and other factors. Accordingly, the Company may increase or decrease its debt to total market capitalization above or below 60%.

OTHER. The Company intends to operate in a manner that will not subject it to regulation under the Investment Company Act of 1940. The Company does not intend
(i) to invest in the securities of other issuers for the purpose of exercising control over such issuer; (ii) to underwrite securities of other issuers or
(iii) to trade actively in loans or other investments.

THE APARTMENT COMMUNITIES

The Company at March 15, 1999 owned interests in and operated 61 Apartment Communities containing a total of 6,526 units. The Apartment Communities are mid-priced and subsidized apartment properties that consist primarily of two- and three-story buildings in landscaped settings. The Apartment Communities are well located within their markets and appeal to middle income and moderate income residents who are generally "renters by necessity", with the exception of the Boston suburban properties where residents are renters by choice in many instances. The Apartment Communities are located in the following states:


                             Number of                                                Percentage of
                             ---------                                                -------------
                             Apartment        Number of       Number of Subsidized        Total
                             ---------        ---------       --------------------        -----
State                       Communities    Residential Units    Residential Units     Apartment Units
-----                       -----------    -----------------    -----------------     ---------------
Connecticut                       29             2,875                    0                  44%
Massachusetts                     27             1,642                1,231                  44%
Rhode Island                       5               778                    0                  12%
                               -----             -----                -----                 ----
Totals as of March 1999           61             5,295                1,231                 100%
                               =====             =====                =====                 ====


Of the current 61 Apartment Communities, 32 have 100 units or more, with the largest having 416 units and the smallest having 18 units. Thirteen Apartment Communities totaling 1,231 units are subsidized under various programs administered by the U.S. Department of Housing and Urban Development ("HUD") or the Massachusetts Housing Finance Authority ("MHFA"). The average size of the Apartment Communities is approximately 107 units. Of the 6,526 units in the Apartment Communities, 240 units or 3.7% are studios, 2,728 units or 41.9% are one bedrooms, 3,302 units or 50.6% are two bedrooms, 242 units or 3.7% are three bedrooms and 4 units or 0.1% are four bedrooms. The Apartment Communities contain an aggregate of 6,382,760 million rentable square feet with an average unit size of 978 square feet. For the twelve months ended December 31, 1998, the Apartment Communities had an average economic occupancy rate of 96.0% and an average monthly rental rate of $758 per unit.


                                                PROPERTY TABLE
                                                                                                             Average Monthly
                                                                                                             ---------------
                                                                                       Average Economic        Rental Rate
                                                                                       ----------------        -----------
                                                                                       Occupancy Rate (1)      Per Unit (2)
                                                                                       ------------------      ------------

                                                                              Average    Year      Year      Year      Year
                                    Percentage   Number    Year     Year       Sq. Ft.   Ended     Ended     Ended     Ended
     Property           Town/City   Ownership   of Units   Built  Renovated   Per Unit  12/31/97  12/31/98  12/31/97  12/31/98
     --------           ---------   ---------   --------   -----  ---------   --------  --------  --------  --------  --------

Connecticut
-----------
208-210 Main St (3)    Manchester        100%      28      1969      1988        929      95.8%     95.7%     $780      $809
Arbor Commons (3)      Ellington         100%      28      1975      1988        780      96.6%     95.4%      695       713
Avon Place             Avon               99%     156      1973      1995      1,448      98.3%     99.0%      867       914
Barons Apartments      Southington       100%      54      1970      1994        900      95.8%     90.0%      710       742
Bradford Apartments    Newington          91%      64      1964      1989        894      96.6%     94.7%      696       714
Briar Knoll Apts       Vernon            100%     150      1986       n/a        867         -      94.6%        -       645
(4)(5)
Brooksyde Apts (4)     West Hartford     100%      80      1945      1997        800      96.5%     97.6%      684       727
Burgundy Studios       Middletown        100%     102      1973      1996        443      97.2%     95.7%      436       446
Cambridge Estates      Norwich           100%      92      1977      1990        939      97.7%     91.9%      737       756
Colonial Village       Plainville        100%     104      1968      1989        981      97.1%     92.2%      747       780
Dogwood Hill           Hamden            100%      46      1971      1993      1,330      97.5%     96.5%      743       766
Summit & Birch Hill    Farmington        100%     184      1967      1996        937      96.8%     97.5%      785       823
Fox Hill Apartments    Enfield            97%     168      1974      1991        796      93.9%     96.2%      667       684
Fox Hill Commons       Vernon            100%      74      1965      1989        849      94.5%     94.6%      710       736
Greenfield Village     Rocky Hill        100%     131      1965      1997        735         -      92.9%        -       690
(4)(5)
Hamden Centre          Hamden            100%      65      1968      1993        873      95.1%     94.3%      655       676
High Meadow (4)(6)     Ellington         100%     100      1975       n/a        691      93.4%     95.4%      595       599
Hilltop (4)(5)         Norwich           100%     120      1987       n/a        986         -      88.4%        -       661
Glastonbury Center     Glastonbury       100%     104      1962      1989        961      90.8%     96.7%      801       832
Loomis Manor           West Hartford      91%      43      1948      1990      1,138      99.5%     94.8%      848       882
Ocean Reef             New London         97%     163      1962      1995        829      94.4%     89.1%      650       667
Park Place West        West Hartford     100%      63      1961      1989        861      97.5%     95.6%      671       687
Pinney Brook (4)(5)    Ellington         100%      34      1968       n/a        882         -       n/a         -       n/a
Parkwood (4)           East Haven        100%     102      1975       n/a        857         -      96.6%        -       620
Sandalwood             New London         97%      39      1977      1996        517      97.6%     95.1%      464       481
Ribbon Mill (4)(5)     Manchester        100%     104      1908       n/a      1,221         -      94.4%        -       681
River's Bend           Windsor           100%     358      1973      1996      1,038      96.0%     97.4%      752       778
Westwynd Apts          West Hartford      91%      46      1969      1990        901      97.2%     95.7%      659       673
Woodbridge             Newington         100%      73      1968      1991        792      99.2%     97.0%      724       741

Massachusetts
-------------
929 House (4)          Cambridge         100%     127      1975       n/a        752         -      98.8%        -     1,075
Abington Grove (4)     Abington          100%      90      1968       n/a        867         -      92.8%        -       686
Cedar Glen (4) (7)     Reading           100%     114      1980       n/a        931         -      99.7%        -     1,023
Chestnut Glen (4)      Abington          100%     130      1983       n/a      1,192         -      98.2%        -     1,051
(7)
Coachlight Village     Agawam            100%      88      1967      1994        655         -      97.4%        -       556
(4)
Conway Court (4)       Roslindale        100%      28      1920       n/a        839         -      91.5%        -       449
(7)
Dean Estates           Taunton           100%      58      1984       n/a      1,014      97.5%     96.1%      687       705
Four Winds             Fall River        100%     168      1987      1996      1,089      95.2%     95.3%      692       725
Glen Grove (4) (7)     Wellesley         100%     125      1979       n/a      1,294         -      99.4%        -     1,043
Glen Meadow (4)        Franklin          100%     288      1971       n/a      1,017         -      93.9%        -       464
Gosnold Grove (4)      East Falmouth     100%      33      1978       n/a        796         -      96.8%        -       843
(7)
Highland Glen (4)      Westwood          100%     180      1979       n/a      1,250         -       n/a         -       n/a
(7)
Longfellow Glen        Sudbury           100%     120      1984       n/a        905         -      95.8%        -     1,130
(4) (7)
Nehoiden Glen (4)      Needham           100%      61      1978       n/a       951          -      99.0%        -     1,048
(7)
Noonan Glen (4) (7)    Winchester        100%      18      1983       n/a       997          -      99.0%        -     1,022
Norton Glen (4) (7)    Norton            100%     150      1983       n/a     1,100          -      93.2%        -     1,055
Old Mill Glen (4) (7)  Maynard           100%      50      1983       n/a     1,120          -      92.7%        -     1,215
Phillips Park (4)      Wellesley         100%      49      1988       n/a     1,245          -     102.5%        -     1,351
Rockingham Glen (4)    West Roxbury      100%     143      1974       n/a     1,480          -      96.1%        -       933
Security Manor         Westfield          89%      63      1971      1988     1,150       99.8%     99.0%      584       601
Sturbridge Meadows     Sturbridge        100%     104      1985      1998     1,208          -      93.5%        -       609
(4)
Summerhill Glen        Maynard           100%     120      1980       n/a       801          -      94.8%        -       426
(4) (7)
Van Deene Manor (3)    West               89%     109      1970      1990       664       99.3%     96.8%      618       634
                       Springfield
Village Arms (4) (5)   Acton             100%     123      1973      1998       732          -      95.1%        -       777
Webster Green (4)      Needham           100%      76      1985       n/a     1,342          -     100.8%        -     1,308
Westwood Glen (4)      Westwood          100%     156      1972       n/a       817          -      94.2%        -     1,020
Wilkins Glen (4) (7)   Medfield          100%     102      1975       n/a     1,249          -     104.5%        -       547

Rhode Island
------------
Dean Estates II        Cranston           97%      48      1970      1994     1,170       96.5%     96.9%      701       714
Royale                 Cranston           97%      76      1976      1993     1,151       91.7%     97.4%      700       724
Tanglewood (4)(5)      West Warwick      100%     176      1973      1998     1,042          -      96.3%        -       647
Winchester Park (4)    East Providence   100%     416      1972      1998       881          -      94.5%        -       558
Winchester Wood (4)    East Providence   100%      62      1989      1998     1,330          -      98.2%        -       934
                                              -------                      -------------------------------------------------
     Total/Weighted Average                     6,526                           978       96.1%     96.0%     $702      $758
                                              =======                      =================================================
     Same Community Weighted Average (4)                                                  96.4%     95.8%     $706      $731
                                                                           =================================================

                                              (NOTES ON FOLLOWING PAGE)

(1) Average economic occupancy rate is derived by dividing; actual collected rental income by gross potential rental income. Gross potential rental income includes vacancy losses and bad debt, but does not include model expenses or employee concessions or discounts.
(2) Average monthly rental rate per unit is derived by dividing; gross potential rental income by total number of leasable units.
(3) The following Apartment Communities contain additional space, which is rented to commercial tenants:


Apartment Communities         Commercial Sq. Ft.
---------------------         ------------------
208-210 Main St.                    9,597
Arbor Commons                       4,016
Van Deene Manor                     1,630
                                   ------
Total                              15,243
                                   ======


(4) The same community weighted average amounts represent the average occupancy and rental rates for the 27 Apartment Communities owned by Grove or its affiliated predecessors for the years 1996, 1997 and 1998. 34 properties were purchased by Grove or its affiliated predecessors during or subsequent to such periods and have been excluded from the same community amounts. The following sets forth the acquisition dates for such Apartment Communities:


Apartment Communities     Acquisition Date     Apartment Communities     Acquisition Date
---------------------     ----------------     ---------------------     ----------------
Brooksyde                      Oct-96          Chestnut Glen                  Oct-98
Greenfield Village             Jul-97          Conway Court                   Oct-98
High Meadow                    Oct-97          Glen Grove                     Oct-98
Pinney Brook                   Dec-97          Glen Meadow                    Oct-98
Briar Knoll                    Dec-97          Gosnold Grove                  Oct-98
Hill Top                       Dec-97          Longfellow Glen                Oct-98
Ribbon Mill                    Dec-97          Nehoiden Glen                  Oct-98
Village Arms                   Dec-97          Noonan Glen                    Oct-98
Tanglewood                     Jan-98          Norton Glen                    Oct-98
Coachlight Village             Apr-98          Old Mill Glen                  Oct-98
Winchester Park                Jun-98          Phillips Park                  Oct-98
Winchester Woods               Jun-98          Summerhill Glen                Oct-98
Sturbridge Meadows             Aug-98          Webster Green                  Oct-98
Parkwood                       Aug-98          Westwood Glen                  Oct-98
929 House                      Oct-98          Wilkins Glen                   Oct-98
Abington Grove                 Oct-98          Rockingham Glen                Nov-98
Cedar Glen                     Oct-98          Highland Glen                  Dec-98


(5) These seven properties were purchased from non-affiliated parties in 1997 or 1998, as noted in note 4 above. Information on these properties is not available for the entirety of the periods covered in the above table. (6) High Meadow was purchased in October 1997 from a non-affiliated party. (7) These thirteen properties are subsidized residential properties.
(6)  High Meadow was purchased in October 1997 from a non-affiliated party.
(7)  These thirteen properties are subsidized residential properties.

THE RETAIL PROPERTIES

Although the Company's principal focus is the acquisition and ownership of apartment communities, it owns and may in the future acquire mixed-use and specialty retail properties. The Company currently owns 4 retail properties. One of these properties is a community shopping center in Longmeadow, Massachusetts, that contains approximately 79,000 rentable square feet of retail and office space. The shopping center, which was originally constructed by an unaffiliated owner in 1962 and subsequently expanded in 1978, was purchased by an affiliate of the Company in 1994 and renovated and retenanted by management at various times from 1994 through 1998. For the year ended December 31, 1998, the shopping center had an average annual base rental rate of $13.56 per square foot and was
99.3 % leased. One of these properties is a shopping center in Freeport, Maine, that contains approximately 23,300 rentable square feet of retail space. The shopping center was originally constructed by an unaffiliated owner in 1985. For the year ended December 31, 1998, the shopping center had an average annual base rental of $22.92 per square foot and was 100% leased.

The other two retail properties are specialty retail properties, which were acquired from an affiliate of the Company on October 31, 1997. These properties are in the historic district of Edgartown, Massachusetts. The two properties were originally constructed in the 1800's. The first building, known as the Wharf Building, contains approximately 11,000 rentable square feet, and was renovated by the previous affiliated owner in 1996. As of December 31, 1998, the Wharf Building had an average annual rental rate of $29.28 per square foot and was 100 % leased. The second building, the Cornerblock, contains approximately 5,400 rentable square feet and was substantially renovated by an unaffiliated predecessor owner in 1988. For the twelve months ended December 31, 1998, the Cornerblock had an average annual rental rate of $32.52 per square foot and was 98.0% leased.

PROPERTY MANAGEMENT

Grove manages its portfolio through its staff of approximately 242 professional and support personnel and approximately 33 part-time support personnel, including the Chief Operating Officer and regional property managers at the corporate level and property managers, service technicians, leasing agents, porters and landscapers at the property level. The Chief Operating Officer, regional property managers and on-site personnel are supported by 30 accounting and administrative employees.

During 1996, 1997 and 1998, the Company experienced average resident retention rates of 61%, 62% and 68%, respectively. The management division implements on-site management programs, accounting systems, marketing systems and resident quality control and retention procedures. On-site property management teams perform leasing and rent collection functions and coordinate resident services. The Company uses newspaper advertisements, resident referrals, apartment guides and the Internet to market and advertise the Apartment Communities. The Company supplements its marketing and advertising effort with point-of-purchase materials and well-maintained properties with strong curb appeal. The Company's marketing personnel market the Apartment Communities on a continual basis rather than waiting until vacancies occur. The Company does not need to market its subidized residential properties due to the fact these properties have resident waiting lists. In addition, the Company does not market its retail properties.

On-site management is assisted by the regional managers and accounting department personnel. Regional managers monitor performance criteria at each Apartment Community, and the accounting division audits and monitors each Apartment Community's financial records.

Prior  to  entering  into   commercial   leases,   Grove   conducts   background
investigations and credit checks of potential commercial tenants.

Prior to entering into residential and subsidized residential leases, Grove conducts background investigations of potential residents, including credit checks, prior landlord references and employer verifications. Substantially all of the apartments in the Apartment Communities are rented pursuant to standard twelve-month leases, which facilitate uniform lease administration by helping to standardize rent collections, security deposit dispositions, evictions, repairs and renewals. The Company typically requires residents to provide security deposits equal to one month's rent. In addition, the Company manages lease expirations to ensure that vacancies occur on a staggered basis.

The Company's marketing and leasing procedures are designed to ensure compliance with all federal, state and local laws and regulations. Underwriting guidelines for prospective residents comply with FHAA and ADA (both as defined below) regulations and are designed to stabilize cash flows. Approximately 13 Apartment Communities are subsidized under various programs administered by HUD or the MHFA.

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

COMPETITION

All of the Apartment Communities are located in developed areas that include other apartment communities. The number of competitive apartment properties in a particular area could have a material effect on the Company's ability to lease apartment units or at any newly acquired properties and on the rental rates charged. There are numerous real estate companies, including those operating in the markets in which the Company's properties are located, which compete with the Company in seeking properties for acquisition and for tenants to occupy such properties. The Company may compete with companies that have greater resources than the Company. Further, the availability of single-family housing especially with lower than normal mortgage rates and other forms of multifamily residential properties, such as manufactured housing communities, provide alternatives to existing and potential residents of apartment communities.

REGULATION

GENERAL. Multifamily apartment properties and retail properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, activity centers and other common areas.

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

RENT CONTROL LEGISLATION. State and local rent control laws in certain jurisdictions limit a property owner's ability to increase rents and to recover increases in operating expenses and costs of capital improvements from residents. Enactment of such laws has been considered from time to time in other jurisdictions, although such laws have not been adopted in the jurisdictions in which the Company currently operates. The regulations of HUD and MHFA applicable to the Company's subsidized residential properties limit the Company's ability to increase rents at these properties.

ENVIRONMENTAL MATTERS

Under various federal, state and local laws, ordinances and regulations relating to the protection of the environment, a current or previous owner or operator of real estate may be held liable for the costs of investigations or performing removal or remediation of certain hazardous or toxic substances or petroleum products released on, under, in, emitting from, or located on, under or in the property and may be held liable to a governmental entity or third parties for damages, investigation, remediation, or other costs associated with such contamination. These laws often impose liability without regard to whether the owner was responsible for, or even knew of, the presence of such hazardous or toxic substances or petroleum products. The costs of investigation, removal or remediation of such substances may be substantial, and the presence of such substances may adversely affect the owner's ability to rent or sell the property or to borrow using such property as collateral and may expose it to liability resulting from any release of or exposure to such substances. Moreover, certain loan documents provide for recourse liability in connection with hazardous or toxic substances. Persons who arrange for the disposal or treatment of hazardous or toxic substances at another location may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos containing materials into the air, and third parties may also seek recovery from owners or operators of real properties for personal injury associated with asbestos containing materials and other hazardous or toxic substances or petroleum products. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Company may be considered an owner or operator of such properties regulated by such laws, ordinances, and regulations relating to the protection of the environment or as having arranged for the off-site disposal or treatment of hazardous or toxic substances and, therefore, if environmental contamination were to be found at such real properties or off-site locations, the Company could be potentially liable for removal or remediation costs, as well as certain other related costs, including governmental penalties and injuries to persons and property.

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

All of the Properties were subject to Phase I (or an update of a prior Phase I) or similar environmental assessments by independent environmental consultants. Phase I assessments are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed property and surrounding properties. Phase I assessments generally include a historical review, a public records review, a preliminary investigation of the surveyed site and surrounding properties, and preparation and issuance of a written report, but do not include soil sampling or subsurface investigations. The environmental assessments identify underground storage tanks at the following properties: Tanglewood Village, Glen Grove, Conway Court, Nehoiden Glen, Chestnut Glen, Abington Grove, Cedar Glen, Noonan Glen, Longfellow Glen and Rockingham Glen. The underground storage tank at Tanglewood Village has been removed and replaced with a new unit, Rockingham Glen's storage tank was removed by the previous owner and the property has been fully converted to natural gas eliminating the need for any future underground storage tanks. The remaining new properties are awaiting contracts for future removal and replacement of their underground storage tanks.

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

EMPLOYEES

As of February 15, 1999 the Company employed approximately 280 persons including part time employees and its executive officers, none of whom is represented by a labor union. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

The information concerning the Company's properties contained in Item 1 hereof under the captions "The Apartment Communities" and "The Retail Properties" is incorporated herein by reference.

Certain of the Company's properties secure mortgage indebtedness on such property as summarized by the following table.


                        Principal Amount                 Total Book Value
                         Outstanding at     Fair Value   Principal Amount     Contractual
Name of Property        December 31, 1998   Step Up (3)    Outstanding       Interest Rate     Maturity Date
----------------        -----------------   -----------  ----------------    -------------     -------------
                          (amounts in
                           thousands)

Avonplace                  $  6,342                         $  6,432            6.71% (1)        May 2008
Brooksyde                     1,937                            1,937            6.71% (1)        May 2008
Coachlight Village            2,097                            2,097            6.71% (1)        May 2008
Colonial Village              3,584                            3,584            6.71% (1)        May 2008
Dean Estates II               1,225                            1,225            6.71% (1)        May 2008
Four Winds                    6,005                            6,005            6.71% (1)        May 2008
Fox Hill Apartments           5,554                            5,554            6.71% (1)        May 2008
River's Bend                 12,389                           12,389            6.71% (1)        May 2008
Summitt & Birch Hill          7,286                            7,286            6.71% (1)        May 2008
Royale                        2,018                            2,018            6.71% (1)        May 2008
Barons Apartments             1,229                            1,229            7.25%           June 2013
Bradford Apartments           1,958                            1,958            6.71% (1)        May 2008
Burgundy Studios              1,822                            1,822            6.71% (1)        May 2008
Cambridge Estates             4,299                            4,299            7.04% (2)      January 2006
Parkwood                      2,882                            2,882            7.88%          October 2031
Sturbridge Meadows            2,412                            2,412           10.08%          November 2019
Fox Hill Commons              2,196                            2,196            6.71% (1)         May 2008
Glastonbury Center            4,358                            4,358            8.33%          December 2003
Loomis Manor                  1,768                            1,768            6.71% (1)         May 2008
Ocean Reef                    2,292                            2,292            7.49%         September 2005
Winchester Woods              2,376                            2,376            7.05%          December 2005
Woodbridge                    2,304                            2,304            6.71% (1)         May 2008
Dean Estates                  1,989                            1,989            7.09%          December 2000
Longmeadow Shops              4,000                            4,000            7.00%          December 2007
Security Manor                1,444                            1,444            6.71% (1)         May 2008
Van Deene Manor               3,071                            3,071            6.71% (1)         May 2008
Glen Meadow                   2,884                            2,884            6.19%            March 2013
Westwood Glen                 3,468                            3,468            6.19%            April 2013
Rockingham Glen               4,193         $  222             4,415            7.46%            April 2018
Wilkins Glen                  1,964            433             2,397            8.96%            April 2016
Summerhill                    2,209            295             2,504            7.46%            April 2018
Abington Grove                1,922            158             2,080           10.05%           November 2001
Nehoiden Glen                 1,142            133             1,275            8.20%             May 2008
Gosnold Grove                   770             41               811            7.69%            April 2016
Glen Grove                    3,338            351             3,689            8.20%           October 2009
Conway Court                    515             78               593            7.90%            April 2016
Norton Glen                   5,275          2,049             7,324           12.47%            June 2013
Cedar Glen                    3,274            354             3,628            8.40%           October 2009
Highland Glen                 6,518            404             6,922            7.50%          September 2022
Chestnut Glen                 5,221            925             6,146            9.70%           December 2011
Noonan Glen                     661            127               788            9.75%             June 2011
Old Mill Glen                 2,209            884             3,093           12.26%           October 2012
Longfellow Glen               5,304          2,189             7,493           12.26%            June 2013
Webster Green                 4,572            131             4,703            7.55%          December 2005
929 House                     5,354            394             5,748            7.40%           April 2018
Phillips Park                 3,090            253             3,343            8.39%          November 2006
                           -----------------------------------------
  Total                    $152,720         $9,421          $162,141
                           =========================================

(1) These seventeen properties secure the Company's $ 63 million interest only first mortgage note. The effective interest rate on this note is 6.71%.
(2) This loan is secured by three properties, Cambridge Estates, Dogwood, and Hamden Center.
(3) These amounts represent the mortgage step up required by generally accepted accounting principles to state the debt at fair value assuming a 7.0% interest rate.

Reference is also made to Note 5 to the Company's Consolidated Financial Statements for the year ended December 31, 1998 included elsewhere herein.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Shares of Beneficial Interest, $.01 par value (the "Common Shares") are listed on the American Stock Exchange (the "AMEX") (Regular List) under the symbol "GVE." Prior to November 1997, the Common Shares were listed on the Emerging Company Marketplace of the AMEX. The following table sets forth for the periods indicated the high and low sale prices as reported on the AMEX and the dividends declared and paid by the Company on each Common Share for each such period. All 1997 prices and dividends have been adjusted to reflect the share split and share dividend paid by the Company in March 1997.


    1998 Quarter Ending
    -------------------
                                                                Dividend Per
                                  High             Low          Common Share
                                  ----             ---          ------------
      March 31, 1998            $ 10.938        $ 10.125           $ 0.17
      June 30, 1998             $ 11.250        $ 10.000           $ 0.17
      September 30, 1998        $ 10.875        $  8.750           $ 0.17
      December 31, 1998         $ 11.750        $  9.250           $ 0.17


    1997 Quarter Ending
    -------------------
                                                                Dividend Per
                                  High             Low          Common Share
                                  ----             ---          ------------
      March 31, 1997            $ 10.371        $  7.719         $ 0.1558 (1)
      June 30, 1997             $ 11.250        $  9.625         $ 0.1890 (2)
      September 30, 1997        $ 12.375        $ 10.625         $ 0.1575
      December 31, 1997         $ 12.000        $ 10.062         $ 0.1620


(1) Represents the dividend declared and paid for the period beginning on January 1, 1997 and ending on March 14, 1997, the date of the consummation of the Consolidation Transactions.
(2) Represents the dividend declared and paid for the period beginning on March 15, 1997 and ending June 30, 1997.

The Company made no sales of Common Shares during 1996, 1997 or 1998 that were not registered under the Securities Act of 1933, except for sales for which information has been previously included in a Quarterly Report on Form 10-Q or Form 10-QSB.

EQUITY OFFERINGS AND OP UNIT ISSUANCES

In March 1997, the Company completed a private offering of 3,333,333 of Common Shares at $9.00 per share and received net proceeds of approximately $27 million in connection therewith.

In March 1997, the Company, through the Operating Partnership, issued 2,114,439 OP Units at $9.00 per OP Unit in exchange for partnership interests in 20 properties owned by affiliates of the Company and the assets and related liabilities of GPS, the entity that managed the Company's properties. The total value of the OP Units at the time of issuance for the above transactions was approximately $19 million.

In June 1997, the Company, through the Operating Partnership, issued 420,183 OP Units at $10.00 per OP Unit in exchange for partnership interests in 3 properties owned by affiliates of the Company. The total value of the OP Units at the time of issuance for the above transactions was approximately $4.2 million.

In September 1997, the Company, through the Operating Partnership, issued 325,836 OP Units at $10.50 per OP Unit in exchange for partnership interests in 3 properties owned by affiliates of the Company. The total value of the OP Units at the time of issuance for the above transactions was approximately $3.4 million.

In October 1997, the Company, through the Operating Partnership, issued 143,334 OP Units at $10.50 per OP Unit in exchange for partnership interests in 2 properties owned by affiliates of the Company. The total value of the OP Units at the time of issuance for the above transaction was approximately $1.5 million.

In November 1997, the Company completed a registered public offering of 3,141,475 Common Shares and a concurrent offering to certain institutional investors of 1,358,525 Common Shares both at $10.875 per share and received net proceeds of approximately $45.2 million in connection therewith.

In April 1998, the Company, through the Operating Partnership, issued 5,818 OP Units at $10.50 per OP Unit in exchange for partnership interests in one property owned by an affiliate of the Company. The total value of the OP Units at the time of issuance for the above transaction was approximately $0.06 million.

From April to December 1998, 252,153 OP Units were redeemed for cash at a weighted average cost of $10.26 per OP Unit.

From July to December 1998, 35,307 OP Units were exchanged for the Company's Common Shares on a one-for-one basis. The offer and sale of these shares was registered on the Company's Registration Statement on Form S-3 (no. 333-48551).

From September to December 1998, 304,630 Common Shares were repurchased by the Company at a weighted average cost of $9.79 per Common Share.

In September 1998, the Company issued 63,153 Common Shares to Executive Officers under the 1996 Share Incentive Plan. The offer and sale of these shares was registered on the Company's Registration Statement on Form S-8 (no. 333-53653).

In October 1998, the Company, through the Operating Partnership, issued 845,569 OP Units at $9.82 per OP Unit in exchange for partnership interests in 17 properties owned by an unaffiliated party. The total value of the OP Units at the time of issuance for the above transaction was approximately $8.3 million. In addition, on October 31, 1998, the Company, through the Operating Partnership, issued 73,440 OP Units at $10.33 per OP Unit in exchange for partnership interests in a property owned by an unaffiliated third party. The total value of the OP Units at the time of issuance for this transaction was approximately $0.8 million.

In November 1998, the Company sold 392,000 Common Shares directly to Executive Officers of the Company at a price of $ 10.25 per share (the then current market price per share).

In November 1998, the Company, through the Operating Partnership, issued 104,525 OP Units at $10.40 per OP Unit in exchange for partnership interests in a property owned by an unaffiliated third party. The total value of the OP Units at the time of issuance for the above transaction was approximately $1.1 million.

In January 1999, effective December 31, 1998, the Company, through the Operating Partnership issued 23,091 OP Units at $11.40 per OP Unit in exchange for partnership interest in a property owned by an unaffiliated third party. The total value of the OP Units at the time of issuance for the above transaction was approximately $0.3 million.

Except as otherwise stated above, all of the transactions referred to above were not registered under the Securities Act of 1933 in reliance on the exemption contained in Rule 506 thereunder on the basis that each of the purchasers in such transaction was an accredited investor.

DIVIDENDS

During 1998, the Company declared dividends totaling $0.68 per Common Share, or approximately 63% of its Funds from Operations during the year. For 1997, the Company declared dividends totaling $0.66 per Common Share, or approximately 63% of its Funds from Operations during the year. The payment of dividends by the Company will be at the discretion of the Board of Trust Managers and will depend on numerous factors, including the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors that the Board of Trust Managers deems relevant.

Distributions by the Company to the extent of its current and accumulated earnings and profits for federal income tax purposes generally will be taxable to shareholders as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits (return of capital) will be treated as a non-taxable reduction of a shareholder's basis in the Common Shares to the extent thereof, and thereafter as taxable gain. Dividends that are treated as a reduction of a shareholder's basis in its Common Shares will have the effect of deferring taxation until the sale of such shareholder's Common Shares. Approximately 13.83% of the $0.68 dividends declared for 1998 represented return of capital. None of the $0.66 of dividends declared for 1997, represented a return of capital.

HOLDERS

The approximate number of holders of record of the Common Shares on February 28, 1999 was 99.


ITEM 6.        SELECTED FINANCIAL DATA
                                                                Company                    Predecessor (1)
                                                   ----------------------------------------------------------
                                                       Years Ended December 31,      6/24/94         1/1/94
                                                                                        to              to
                                                    1998     1997    1996    1995    12/31/94        6/23/94
                                                   ----------------------------------------------------------
                                                    (In thousands, except per share data and
                                                                Apartment Data)
OPERATING INFORMATION:
Revenues:
  Rental income                                    $ 37,994 $ 17,111  $2,046  $1,287  $   641          $  574
  Property and management                               477      518       -       -        -               -
  Interest and other                                    361      309      36      30       13               9
                                                   ----------------------------------------------------------
      Total revenues                                 38,832   17,938   2,082   1,317      654             583
                                                   ----------------------------------------------------------
Expenses:
  Property operating and maintenance                 13,433    6,078     656     406      208             235
  Real estate taxes                                   3,798    1,770     208     149       76              71
  Related party management fees                           -       22     109      67       33              33
  Interest expense                                    6,791    2,741     394      85       45             173
  Non-recurring acquisition expense (2)               5,550        -       -       -        -               -
  Depreciation and amortization                       6,167    2,701     387     216      117             102
  General and administrative                          2,002      908      67      56       16               -

                                                   ----------------------------------------------------------
      Total expenses                                 37,741   14,220   1,821     979      495             614
                                                   ----------------------------------------------------------
Income (loss) before minority interests               1,091    3,718     261     338      159             (31)
Minority interests in consolidated partnerships          76      155       -       -        -               -
Minority interest in Operating Partnership              268    1,267       -       -        -               -
                                                   ----------------------------------------------------------
Income (loss) before extraordinary expense              747    2,296     261     338      159             (31)
Extraordinary expenses related to debt                  888        -       -       -        -               -
refinancing or extinguishment
                                                   ==========================================================
Net income (loss)                                  $   (141)$  2,296  $  261  $  338  $   159          $  (31)
                                                   ==========================================================
Income (loss) before extraordinary expense per
common share - basic                               $   0.09 $   0.61  $ 0.42  $ 0.55  $  0.26
                                                   ==========================================
Net income (loss) per common share - basic         $  (0.02)$   0.61  $ 0.42  $ 0.55  $  0.26
                                                   ==========================================
Income (loss) before extraordinary expense per     $   0.09 $   0.61  $ 0.42  $ 0.55  $  0.26
common share - diluted                             ==========================================

Net income (loss) per common share - diluted       $  (0.02)$   0.61  $ 0.42  $ 0.55  $  0.26
                                                   ==========================================
Weighted average number of common shares              8,449    3,765     620     620      620
outstanding-basic                                  ==========================================

Weighted average number of common shares              8,458    3,785     620     620      620
outstanding-assuming dilution                      ==========================================

BALANCE SHEET INFORMATION:
Real estate, before accumulated depreciation       $318,599 $147,767  $9,798  $5,393  $ 5,294
                                                   ==========================================
Total assets                                       $327,115 $148,150  $9,521  $5,241  $ 5,377
                                                   ==========================================
Total mortgage and revolving credit facility debt  $196,391 $ 49,058  $5,669  $1,190  $ 1,537
                                                   ==========================================
Minority interests                                 $ 32,872 $ 25,696  $    -  $    -  $     -
                                                   ==========================================
Shareholders' equity                               $ 73,783 $ 68,498  $3,483  $3,703  $ 3,840
                                                   ==========================================
OTHER INFORMATION:
Funds from operations                              $ 12,409 $  5,977  $  596  $  508  $   502
                                                   ==========================================
Cash flow from (used in):
Operating activities                               $ 15,697 $  5,821  $  718  $  585  $   448
                                                   ==========================================
Investment activities                              $(52,635)$(40,440) $ (302) $  (99) $(5,045)
                                                   ==========================================
Financing activities                               $ 50,734 $ 35,546  $ (418) $ (518) $ 5,013
                                                   ==========================================
APARTMENT DATA:
Number of apartment communities (end of period)          61       35       4       3        3
                                                   ==========================================
Number of apartment units (end of period)             6,526    3,403     257     165      165
                                                   ==========================================
Average monthly rental rate per unit               $    758 $    702     676  $  660  $   642
                                                   ==========================================
Average economic occupancy rate                       96.0%    96.1%   95.5%   97.8%    95.6%
                                                   ==========================================
Number of retail properties (end of period)               4        3       0       0        0
                                                   ==========================================


(1)  The Company  began  operations  on June 24,  1994,  the date of its initial
     public  offering.   The  operations  of  the  predecessor   represents  the
     operations of the Original Properties prior to June 24, 1994.

(2) In conjunction with the acquisition of the McNeil Portfolio, the Company paid approximately $5.6 million for the purchase of the related management contracts from an unrelated third party management company. The term of the contracts was for an average of approximately 20 years. The purchased contracts historically produced gross annual revenue of approximately $1.6 million. In accordance with generally accepted accounting principles, the cost of the management contracts has been expensed in the fourth quarter of 1998; however this amount, which is a non-recurring item, has been added back for FFO. The Company plans to self manage the McNeil Portfolio.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

The results of operations for the year ended December 31, 1998 include the three multifamily properties that the Company has owned since inception (the "Original Properties"), a fourth property that was acquired on January 12, 1996, twenty properties acquired on March 14, 1997 in conjunction with the Consolidation Transactions, the fourteen properties subsequently acquired in 1997 and the twenty-seven properties purchased in 1998. The Consolidation Properties and the fourteen subsequent acquisitions are collectively referred to as the "1997 Acquisitions". In addition, all of the previously mentioned properties of the Company are collectively referred to as the "1997 Properties". The twenty-seven properties purchased during 1998 referred to as the "1998 Acquisitions". In addition, all of the previously mentioned properties of the Company are collectively referred to as the "Properties". (See Note 2 to the consolidated financial statements for details).

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS OF THE COMPANY FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997.

Total revenues increased $20,894,000 from $17,938,000 to $38,832,000 during the year ended December 31, 1998, as compared to the year ended December 31, 1997. The increase is mainly due to the operations of the properties acquired during the period from March 1997 to December 31, 1998 (the "recent acquisitions"). (See Note 2 to the consolidated financial statements for details).

The Properties experienced an increase in rental rates and a slight decrease in occupancy. The weighted average monthly rental rates increased to $758 for the year ended December 31, 1998 from $702 for the year ended December 31, 1997. Economic occupancy for the year decreased to an aggregate weighted average occupancy of 96.0% for the year ended December 31, 1998 from an aggregate weighted average of 96.1% for the year ended December 31, 1997.

Property operating and maintenance expenses increased $7,355,000 from $6,078,000 to $13,433,000 during the year ended December 31, 1998, as compared to the year ended December 31, 1997. The increase is primarily due to the operations of the recent acquisitions.

Real estate taxes increased $2,028,000 from $1,770,000 to $3,798,0000 during the year ended December 31, 1998, as compared to the year ended December 31, 1997. The increase is primarily due to the recent acquisitions. Related party management fees decreased $22,000 from $22,000 to $0. This decrease is due to acquisition by the Company of the management services division of Grove Property Services Limited Partnership ("GPS") as part of consolidated transactions in March 1997.

Interest expense increased $4,050,000 from $2,741,000 to $6,791,000 during the year ended December 31, 1998, as compared to the year ended December 31, 1997. The increase is primarily due to the assumption of mortgage debt and new debt related to the recent acquisitions.

Depreciation and amortization increased $3,466,000 from $2,701,000 to $6,167,000 during the year ended December 31, 1998, as compared to the year ended December 31, 1997. The increase is related to the recent acquisitions.

General and administrative expenses increased $1,094,000 from $908,000 to $2,002,000 during the year ended December 31, 1998, as compared to the year ended December 31, 1997. This increase is primarily due to the increased costs associated with the change in size of the Company.

The Company's income before extraordinary expenses, related to debt refinancing and debt extinguishment, decreased $1,549,000 from $2,296,000 to $747,000 during the year ended December 31, 1998, as compared to the year ended December 31, 1997.

The decrease is mainly due to an increase in revenue of $20,894,000, offset by increases in property operating and maintenance expenses of $7,355,000, real estate taxes of $2,028,000, general and administrative expenses of $1,094,000, interest expense of $4,050,000, depreciation and amortization of $3,466,000 and a $5,550,000 non-recurring expense for the purchase of the management contracts related to the acquisition of the McNeil Portfolio.

RESULTS OF OPERATIONS FOR THE COMPANY FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996.

Total revenues increased $15,856,000 from $2,082,000 to $17,938,000 during the year ended December 31, 1997, as compared to the year ended December 31, 1996. The increase is mainly due to the operations of the 1997 Acquisitions.
Additionally, $518,000 of the increase is related to property management revenues which represent fees earned on management services provided to properties owned by affiliated entities. Such revenue is derived from management contracts acquired in conjunction with the Consolidation Transactions; therefore there was no comparable revenue during 1996.

On a comparable basis, the 1997 Properties experienced increases in both rental rates and occupancy. The weighted average monthly rental rates increased to $702 for the year ended December 31, 1997 from $676 for the year ended December 31, 1996. Furthermore, economic occupancy for the year increased to an aggregate weighted average occupancy of 96.1% for the year ended December 31, 1997 from an aggregate weighted average of 95.5% for the year ended December 31, 1996.

Property operating and maintenance expenses increased $5,422,000 from $656,000 to $6,078,000 during the year ended December 31, 1997, as compared to the year ended December 31, 1996. The increase is primarily due to the operations of the 1997 Acquisitions.

Real estate taxes increased $1,562,000 from $208,000 to $1,770,000 during the year ended December 31, 1997, as compared to the year ended December 31, 1996. The increase is due primarily to the 1997 Acquisitions. Related party management fees decreased $87,000 from $109,000 to $22,000. This decrease is due to the Company's acquisition of the management company in conjunction with the Consolidation Transactions, resulting in the elimination of all such expenses in consolidation.

General and administrative expenses increased $841,000 from $67,000 to $908,000 during the year ended December 31, 1997, as compared to the year ended December 31, 1996. This increase is mainly due to the increased costs associated with the change in size of the Company.

Interest expense increased $2,347,000 from $394,000 to $2,741,000 during the year ended December 31, 1997, as compared to the year ended December 31, 1996. The increase is primarily due to the $38.3 million mortgage debt assumed and/or refinanced as part of the 1997 Acquisitions.

Depreciation and amortization increased $2,314,000 from $387,000 to $2,701,000 during the year ended December 31, 1997, as compared to the year ended December 31, 1996. The increased expense is primarily due to depreciation related to the 1997 Acquisitions.

The Company's net income increased $2,035,000 from $261,000 to $2,296,000 during the year ended December 31, 1997, as compared to the year ended December 31, 1996. The increase is mainly due to the operations of the 1997 Acquisitions.

SAME COMMUNITY ANALYSIS

FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997.

The 27 apartment communities (2,564 apartments) owned by Grove or its affiliated predecessors since the beginning of 1996, a "Same Community" comparison, experienced an increase in average monthly rental rates, offset by a small decrease in average economic occupancy and experienced an increase in net operating income. On a Same Community basis, the weighted average monthly rental rate per apartment increased 3.5% to $731 from $706 and the economic occupancy rate decreased to 95.8% from 96.4% for the twelve months of 1998 as compared to the twelve months of 1997, respectively. Overall, Same Community net operating income increased 7.6% to $12.89 million from $11.98 million for the twelve months of 1998 as compared to the twelve months of 1997. Net operating income increased due to a 3.0% increase in revenues and 2.9% decrease in operating expenses. Revenues increased due to the increase in rental rates partially offset by a decrease in occupancy. Operating expenses decreased primarily due to lower insurance costs, utility costs and snow plowing as a result of the unusually mild weather experienced in the first quarter of 1998. The following table summarizes Same Community operations:

                                         ---------------------
                                          Twelve Months Ended
                                              December 31,
                                         ---------------------
                                              (Dollars in
                                              -----------
                                               Millions)
                                               ---------
                                                                  %
                                             1998     1997     Change
                                             ----     ----     ------
Economic Occupancy                          95.8%     96.4%     -0.6%
                                         =====================
Average monthly rental rate per unit       $  731    $  706      3.5%
                                         =====================
Revenues (millions)                        $21.71    $21.08      3.0%
Operating expenses (millions)                8.82      9.10     -2.9%
                                         ------------------------------
    Net operating income (millions)        $12.89    $11.98      7.6%
                                         ==============================

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $15,262,000 as of December 31, 1998. The Company's ratio of long-term debt, including the Revolving Credit Facility, to market capitalization on December 31, 1998 was 57.4% based on total market capitalization of $342,190,000 based on 3,768,775 Common Units and 8,639,659 Common Shares valued at $11.75 per share/unit (the closing price on December 31, 1998) plus long-term debt of $196,391,000 including the Revolving Credit Facility.

Cash provided by operating activities was $15,697,000 for the twelve months ended December 31, 1998. Cash used in investing activities was $52,635,000 for the twelve months ended December 31, 1998. Net cash provided by financing activities was $50,734,000 for the twelve months ended December 31, 1998.

On December 14, 1998, the Company declared a dividend of $0.17 per share for the quarter ended December 31, 1998. The dividend was paid on January 15, 1999 to shareholders of record on December 31, 1998. On September 15, 1998, the Company declared a dividend of $0.17 per share for the quarter ended September 30, 1998. The dividend was paid on October 16, 1998 to shareholders of record on September 30, 1998. On June 15, 1998, the Company declared a dividend of $0.17 per share for the quarter ended June 30, 1998. The dividend was paid on July 17, 1998 to shareholders of record on June 30, 1998. On March 11, 1998, the Company declared a dividend of $0.17 per share for the quarter ended March 31, 1998. The dividend was paid on April 17, 1998 to shareholders of record on March 31, 1998. The dividends declared during the year ended December 31, 1998 of $0.68 per share resulted in a 63% payout of funds from operations for the twelve months ended December 31, 1998.

On January 19, 1999 the Company announced an increase in its anticipated yearly dividend from $.68 to $.72 per share annually.

On March 15, 1999 the Company prepaid the Highland Glen mortgage note of approximately $6.5 million. Additional borrowings under the 1998 Credit Facility were advanced to fund this prepayment.

In April 1998, the Operating Partnership entered into the 1998 Credit Facility with its bank and retired the Original Revolving Credit Facility. The 1998 Credit Facility increased the availability of the credit line to $50.0 million from $25.0 million and converted the line to an unsecured line from a secured line. The 1998 Credit Facility bears interest payable monthly at a floating rate of 1.5% above the 30, 60, or 90-day LIBOR rate. The 1998 Credit Facility is available to fund future property acquisitions and up to $5.0 million is available to fund working capital needs. As of December 31, 1998, borrowings of $34.25 million were outstanding under the 1998 Credit Facility.

Acquisition Notes Payable are obligations related to three McNeil Properties (Rockingham Glen, 929 House, and Glen Meadow), to pay additional cash and issue additional Common Units when the properties are converted to market rate properties. On November 30, 1998, the mortgages on two of the properties (Glen Meadow and 929 House) were modified to allow these properties to be converted to 80% market rate units and 20% moderate income units. The Rockingham Glen mortgage was modified in the third quarter of 1998 to allow this property to be converted to 80% market rate units and 20% moderate income units. It is anticipated that approximately $12.0 million of the Acquisition Notes Payable will be paid on April 30, 1999 (consisting of approximately $4.4 million in cash and $7.6 million in Common Units). The remaining balance of the Acquisition Notes Payable of approximately $0.95 million is expected to be paid over a three-year period.

The Company intends to meet its short-term liquidity requirements through cash on hand, cash flow provided by operations and borrowings under the 1998 Credit Facility. The Company considers its ability to generate cash to be adequate, and expects it to continue to be adequate to meet operating requirements and pay shareholder dividends in accordance with REIT requirements. The Company may use other sources of capital to finance additional acquisitions including, but not limited to, the selling of additional equity interests in the Company, non-distributed Funds from Operations, the issuance of debt securities, funds from the 1998 Credit

Facility, and exchanging Common Shares or Common Units for properties or interests in properties.

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

YEAR 2000

In the course of the Company's planned upgrade of its information systems to accommodate growth of its business, the Company will assure that its computer software and hardware will be year 2000 compliant. To date, the Company anticipates that the upgrade of its information systems will be completed during 1999 and believes that the cost thereof is not material and will not have a material impact on net income, assets or liabilities. The Company has incurred $ 0 specifically related to Year 2000 compliance and anticipates $ 50,000 of future related costs. The Company The Company has begun to identify the other non-information systems that depend on microprocessors in the conduct of its business. Because of the nature of the Company's business, it does not depend to any material extent on electronic interchange of data or information with its residents, suppliers or vendors. The following table outlines The Company's status to date of risks associated with the Year 2000 problem:

-------------------- -------------------- -------------------- -------------------- --------------------
                          ASSESSMENT          REMEDIATION            TESTING           IMPLEMENTATION
-------------------- -------------------- -------------------- -------------------- --------------------
INFORMATION          100% Complete        70% Complete         70% Complete         70% Complete
TECHNOLOGY
                                          Expected             Expected             Expected
                                          completion date,     completion date,     completion date,
                                          October 1999         October 1999         October 1999
-------------------- -------------------- -------------------- -------------------- --------------------
OPERATING
EQUIPMENT WITH       100% Complete        50% Complete         30% Complete         20% Complete
EMBEDDED CHIPS OR
SOFTWARE                                  Expected             Expected             Expected
                                          completion date,     completion date,     completion date,
                                          September 1999       September 1999       September 1999
-------------------- -------------------- -------------------- -------------------- --------------------

3RD PARTY            Expected             50% Complete         50% Complete         50% Complete
                     completion date
                     for surveying all
                     third parties,
                     June 1999
-------------------- -------------------- -------------------- -------------------- --------------------


Although the Company believes that there will be no direct material effects on its net income, assets or liabilities from the Year 2000 problem as it relates to the above stated systems, it is not possible to quantify any potential indirect effects that may result from the lack of Year 2000 readiness on the part of other third parties with whom the Company conducts its business.

Widespread disruptions in the national or international economy, including disruptions affecting the financial markets, resulting from Year 2000 issues, could also have an adverse impact on the Company. The likelihood and effect of such disruptions to residential, subsidized residential, and retail properties is not determinable at this time. The Company's fallback position, if a disruption does occur, is to rebuild its information systems from contemporaneous manual monthly records maintained at the Company's main office. Property sites consist mainly of single-story and low-rise buildings with very little reliance on microprocessors imbedded in systems that are part of property operating systems. Any possible disruption can be avoided by manually operating these property systems.

FUNDS FROM OPERATIONS

Industry analysts generally consider Funds from Operations ("FFO") to be an appropriate measure of performance of an equity REIT. FFO is defined as income before gains (losses) on investments and extraordinary items (computed in accordance with generally accepted accounting principles) plus real estate depreciation, less preferred dividends and after adjustment for significant non-recurring items, if any. This definition conforms to the recommendations set forth in a White Paper adopted by the National Association of Real Estate Investment Trusts ("NAREIT") in early 1995. FFO for years prior to 1997 have been adjusted to conform to the NAREIT definition. The Company believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with the net income as presented in the financial statements and information included elsewhere in this Report. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indication of the Company's performance or as an alternative to cash flow as a measure of liquidity.

FFO increased $6,432,000 from $5,977,000 to $12,409,000 for the years ended December 31, 1997 and 1998, respectively. Dividends declared for the year ended December 31, 1998 were $5,782,000, representing 63% of FFO, while dividends declared for the year ended December 31, 1997 were $2,423,000, representing 63% of FFO.

FFO increased  $5,381,000 from $596,000 in 1996 to $5,977,000 in 1997. Dividends declared for the year ended December 31, 1997 were $2,423,000 representing 63% of FFO. Dividends declared for the year ended December 31, 1996 were $481,000 representing 81% of FFO.

FFO was calculated as follows:

                                             For the Year Ended December 31,
                                             -------------------------------
                                                  (dollars in thousands)


                                                 1998       1997      1996
                                                 ----       ----      ----
Income before extraordinary expenses and
 minority interests                            $ 1,091    $ 3,718    $  261
Real estate depreciation and amortization        5,894      2,530       335
Non-recurring expenses                           5,550         69         -
                                               ----------------------------
Funds from operations before extraordinary      12,535      6,317       596
 expenses and minority interests
Minority interests in consolidated                (126)      (340)        -
 partnerships                                  ----------------------------
FFO                                            $12,409      5,977       596
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

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

Certain statements contained in this report, and in particular in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," statements in other filings with the Securities and Exchange Commission and statements in other public documents of the Company may be forward looking and are subject to a variety of risks and uncertainties. Forward looking statements generally contain words like "believes," "expects," `anticipates" or words of similar import. Many factors could cause actual results to differ materially from these statements. These factors include, but are not limited to, (i) population shifts which may increase or decrease the demand for rental housing, (ii) the ability of the Company effectively to integrate recently acquired properties into its operations and to adapt its operations to the ownership of subsidized housing, (iii) the value of commercial and residential rental properties in the Northeast where all of the Company's properties are located, in recent years, have fluctuated considerably, (iv) the effect on the Company's properties of competition from new apartment complexes which may be completed in proximity to such properties thereby increasing
competition,   (v)  the  effect  of  weather  and  other  conditions  which  can significantly affect property operating expenses, (vi) the availability of acquisition financing or refinancing, (vii) compliance with applicable laws and regulations, including the regulations of HUD and MHFA, and (viii) other factors which might be described from time to time in the Company's filings with the Securities and Exchange Commission. In addition, the Company is subject to the effects of changes in the general business economic conditions.

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

ITEM 7A.  MARKET RISK AND RISK MANAGEMENT POLICIES

The Company is exposed to changes in interest rates primarily from its 1998 Credit Facility. A hypothetical 100 basis point adverse move (decrease) in interest rates along the entire interest rate yield curve would adversely affect the net fair value of all interest sensitive financial instruments by $ 342,500 at December 31, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are included on pages F-1 to F-20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is incorporated by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A promulgated under the Securities and Exchange Act of 1934, which Proxy Statement will be filed within 120 days after the end of the Company's fiscal year ended December 31, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A promulgated under the Securities and Exchange Act of 1934, which Proxy Statement will be filed within 120 days after the end of the Company's fiscal year ended December 31, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A promulgated under the Securities and Exchange Act of 1934, which Proxy Statement will be filed within 120 days after the end of the Company's fiscal year ended December 31, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A promulgated under the Securities and Exchange Act of 1934, which Proxy Statement will be filed within 120 days after the end of the Company's fiscal year ended December 31, 1998.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS:

The  financial   statements  listed  in  the  accompanying  Index  to  Financial
Statements and Supplementary Data at page F-1 are filed as part of this Report.

(a)(2) FINANCIAL STATEMENT SCHEDULES:

Schedule III, Real Estate and Accumulated Depreciation, is included on pages F-21 to F-24 of this report.

(a)(3) EXHIBITS:


   EXHIBIT NO.                            DESCRIPTION

       2.1 Contribution Agreement, dated as of May 30, 1997, by and between Grove Operating, L.P., Northeast Apartments I Limited Partnership, West Hartford Center Associated Limited Partnership, Windsor Equity Partnership and Windsor Commons Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 30, 1997 (Commission File No. 1-13080))

       2.2 Form of First Amendment effective as of June 1, 1997 to Agreement of Limited Partnership of Windsor Arbor Limited Partnership (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 30, 1997 (Commission File No. 1-13080))

       2.3 Purchase and Sale Agreement, dated May 14, 1997, between Highland Income Partners, L.P., as Seller, and Grove Corporation, a Purchaser (incorporated by reference to
                   Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 2, 1997 (Commission File No. 1-13080))

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

       2.6 Agreement dated as of April 22, 1998 among The Grove Corporation and the twenty-two limited partnerships identified on Schedule 1 thereto (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 30, 1998 (Commission File No. 1-13080))

       2.7 Amendment dated as of August 31, 1998 to Conveyance Agreement dated as of April 22, 1998 among The Grove Corporation and the twenty-two limited partnerships identified on Schedule 1 thereto (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated October 30, 1998 (Commission File No. 1-13080))

       3.1 Third Amended and Restated Declaration of Trust of the Company dated March 14, 1997, as amended by Articles
                   Supplementary dated October 23, 1997 and by Articles of Amendment dated June 30, 1998 (incorporated by reference to
                   Exhibit 3.0 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998 (Commission File No. 1-123080))

       3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated March 14, 1997 and filed March 31, 1997 (Commission File No. 1-13080))

       4.1 Form of Agreement of Limited Partnership of Grove Operating, L.P., among the Company and the other partners named therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 13, 1997 (Commission File No. 1-13080))

       4.2         Amendment to the  Agreement of Limited  Partnership  of Grove
                   Operating, L.P. among the Company and the other partners named therein (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-2, No. 333-38183)

       4.3 Revolving Credit Agreement among Grove Operating, L.P., and Rhode Island Hospital Trust National Bank (a Bank of Boston company) and Other Banks which may become parties to the Agreement and Rhode Island Hospital Trust National Bank, as Agent BancBoston Securities, Inc. As Arranger Dated April 30, 1998 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Commisssion File No. 1-13080))

      10.1 Securities Purchase Agreement, dated February 20, 1997, between the Company and Morgan Stanley Group Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

      10.2 Securities Purchase Agreement, dated February 21, 1997, between the Company and ABKB/LaSalle Securities Limited (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

      10.3 Form of Securities Purchase Agreement executed by other Investors in the Private Placement (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

      10.4 Registration Rights Agreement, dated March 14, 1997, between the Company and the Investors (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

      10.5 Registration Rights Agreement, dated March 14, 1997, between the Company, Grove Operating, L.P. and certain partners of Grove Operating, L.P. (incorporated by reference to Exhibit
                   10.9 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

      10.6         1994 Share Option  Plan (incorporated by reference to Exhibit
                   10.16 to the Company's Registration Statement on Form SB-2 (File No. 33-76732))

      10.7 1996 Share Incentive Plan of Grove Property Trust, Grove Operating LP and Property Partnerships, as amended to March 11, 1998 (incorporated by reference to Appendix A to the Company's Notice of Annual Meeting and Proxy Statement dated April 30, 1998 (Commission File No. 1-13080))

      10.8 Noncompetition Agreement, dated March 14, 1997, among the Company, Grove Operating, L.P., National Realty Services Limited Partnership, GIG and Burgundy Associates Limited Partnership (incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

      10.9 Form of Noncompetition Agreement executed by each of Damon Navarro, Brian Navarro, Joseph LaBrosse, Edmund Navarro and Gerald McNamara (incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

      10.10 Amendment, dated as of October 15, 1997, to Noncompetition Agreement, dated March 14, 1997, between the Company and Damon Navarro (incorporated by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-2, No. 333-38183)

      10.11 Amendment, dated as of October 15, 1997, to Noncompetition Agreement, dated March 14, 1997, between the Company and Brian Navarro (incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-2, No. 333-38183)

      10.12 Amendment, dated as of October 15, 1997, to Noncompetition Agreement, dated March 14, 1997, between the Company and Edmund Navarro (incorporated by reference to Exhibit 10.17 of the Company's Registration Statement on Form S-2, No. 333-38183)

      10.13 Amendment, dated as of October 15, 1997, to Noncompetition Agreement, dated March 14, 1997, between the Company and Joseph LaBrosse (incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-2, No. 333-38183)

      10.14 Amendment, dated as of October 15, 1997, to Noncompetition Agreement, dated March 14, 1997, between the Company and Gerald McNamara (incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-2, No. 333-38183)

      10.15 Employment Agreement, dated March 14, 1997, between the Company and Damon Navarro (incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

      10.16        Amendment,  dated  as of  October  15,  1997,  to  Employment
                   Agreement, dated March 14, 1997, between the Company and Damon Navarro (incorporated by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-2, No. 333-38183)

      10.17 Employment Agreement, dated March 14, 1997, between the Company and Brian Navarro (incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

      10.18        Amendment,  dated  as of  October  15,  1997,  to  Employment
                   Agreement, dated March 14, 1997, between the Company and Brian Navarro (incorporated by reference to Exhibit 10.23 of the Company's Registration Statement on Form S-2, No. 333-38183)

      10.19 Employment Agreement, dated March 14, 1997, between the Company and Edmund Navarro (incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

      10.20        Amendment,  dated  as of  October  15,  1997,  to  Employment
                   Agreement, dated March 14, 1997, between the Company and Edmund Navarro (incorporated by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-2, No. 333-38183)

      10.21 Employment Agreement, dated March 14, 1997, between the Company and Joseph LaBrosse (incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

      10.22        Amendment,  dated  as of  October  15,  1997,  to  Employment
                   Agreement, dated March 14, 1997, between the Company and Joseph LaBrosse (incorporated by reference to Exhibit 10.27 of the Company's Registration Statement on Form S-2, No. 333-38183)

      10.23 Employment Agreement, dated March 14, 1997, between the Company and Gerald McNamara (incorporated by reference to Exhibit 10.18 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

      10.24        Amendment,  dated  as of  October  15,  1997,  to  Employment
                   Agreement, dated March 14, 1997, between the Company and Gerald McNamara (incorporated by reference to Exhibit 10.29 of the Company's Registration Statement on Form S-2, No. 333-38183)

      10.25 Form of Contribution Agreement among the Company, Grove Operating, L.P. and certain other parties (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 13, 1997 (Commission File No. 1-13080))

      10.26 Form of Indemnification Agreement by and between the Company, the Trust Managers and each of Damon Navarro, Brian Navarro, Edmund Navarro, Joseph LaBrosse, and Gerald McNamara (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form SB-2 (No. 33-76732))

      10.27 Assumption of Mortgage Deed and Security Agreement made June 23, 1994 by and among Southington Baron Limited Partnership, Charles D. Gersten, Ada C Berin, the Company, Damon D. Navarro and Brian A. Navarro (incorporated by reference to
                   Exhibit 10.22 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 (Commission File No. 1-13080))

      10.28 Mortgage Note from Southington Baron Limited Partnership to Charles D. Gersten and Ada C. Berin dated June 8, 1994 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 (Commission File No. 1-13080))

      10.29 Purchase and Sale Agreement between the Company and Grove Cambridge Associates Limited Partnership (incorporated by reference  to Exhibit 1 to the  Company's  Current  Report on
                   Form  8-K  dated  October  30,  1995   (Commission  File  No.
                   1-13080))

      10.30 Mortgage Note from the Company to First Union Bank of Connecticut dated January 11, 1996 (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 (Commission File No. 1-13080))

      10.31 Unlimited Guaranty among Grove Property Trust and Bankboston, N.A. dated November 6, 1998

       21          List of Subsidiaries

       23          Consent of Ernst & Young, LLP

       27          Financial Data Schedule


(b) REPORTS ON FORM 8-K

During the fourth quarter of the year ended December 31, 1998, the Company filed a Current Report on Form 8-K dated October 30, 1998 (reporting under Items 2 and
7) regarding the Company's acquisition of nineteen residential properties; a Current Report on Form 8-K/A no. 1 dated October 30, 1998, amending Item 7 as originally filed; and a Current Report on Form 8-K dated December 2, 1998 (reporting under Items 5, and 7) regarding the Company's acquisition of two residential properties.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1999.

                                            GROVE PROPERTY TRUST


                                            By  /s/ Joseph R. LaBrosse
                                                -----------------------------
                                                Joseph R. LaBrosse
                                                Chief Financial Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                       Title                                         Date
----                       -----                                         ----

/s/ Damon D. Navarro       Trust Manager and Chairman of the Board       March 30, 1999
----------------------     and Chief Executive Officer (Principal
Damon D. Navarro           executive officer)



/s/ Joseph R. LaBrosse     Trust Manager and Chief Financial Officer     March 30, 1999
----------------------     (Principal financial and accounting
Joseph R. LaBrosse         officer)



/s/ Edmund F. Navarro      Trust Manager and Chief Operating Officer     March 30, 1999
----------------------
Edmund F. Navarro


/s/ J. Joseph Garrahy      Trust Manager                                 March 30, 1999
----------------------
J. Joseph Garrahy


/s/ Harold V. Gorman       Trust Manager                                 March 30, 1999
----------------------
Harold V. Gorman


/s/ Gerald A. McNamara     Trust Manager                                 March 30, 1999
----------------------
Gerald A. McNamara


/s/ J. Timothy Morris      Trust Manager                                 March 30, 1999
----------------------
Timothy Morris


/s/ Keith Munsell          Trust Manager                                 March 30, 1999
----------------------
Keith Munsell


/s/ James F. Twaddell      Trust Manager                                 March 30, 1999
----------------------
James F. Twaddell

                              GROVE PROPERTY TRUST

                 Consolidated Financial Statements and Schedule
                                      Index
--------------------------------------------------------------------------------



                                                                            Page
                                                                            ----

      Item 14(a) (1 and 2) Financial Statements filed as part of this report

      Consolidated Financial Statements:

      Report of Independent Auditors                                         F-2

      Consolidated Balance Sheets as of December 31, 1998 and 1997           F-3

      Consolidated Income Statements for the years ended
      December 31, 1998, 1997 and 1996                                       F-4

      Consolidated Statements of Changes in Shareholders' Equity
      for the years ended December 31, 1998, 1997 and 1996                   F-6

      Consolidated Statements of Cash Flows for the years ended
      December 31, 1998, 1997 and 1996                                       F-7

      Notes to Consolidated Financial Statements                             F-9

      Schedule filed as part of this report:

      Schedule III - Real Estate and Accumulated Depreciation               F-21


All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

                         Report Of Independent Auditors


The Shareholders and Board of Trust Managers
Grove Property Trust

We have audited the accompanying consolidated balance sheets of Grove Property Trust as of December 31, 1998 and 1997 and the related consolidated income statements, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. We have also audited the financial statement schedule listed on the Index as item 14a. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grove Property Trust as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


                              /s/Ernst & Young LLP

New York, New York
February 5, 1999


                              GROVE PROPERTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except par value)

                                                          As of  December 31,
                                                          -------------------

                                                      1998                  1997
                                                      ----                  ----
                                       ASSETS
Real estate assets:
    Land                                      $       47,208        $       21,403
    Buildings and improvements                       268,683               125,412
    Furniture, fixtures and equipment                  2,708                   952
                                              ------------------    -----------------
                                                     318,599               147,767
    Less accumulated depreciation                     (9,651)               (3,674)
                                              ------------------    -----------------
      Net real estate assets                         308,948               144,093
Cash and cash equivalents                             15,262                 1,466
Due from affiliates                                      262                   620
Deferred charges, net of accumulated
amortization of $153 and $127, respectively            1,192                   849
Other assets                                           1,451                 1,122
                                              ------------------    -----------------
  Total assets                                $      327,115        $      148,150
                                              ==================    =================


                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Mortgage notes payable (including
      $9,421 fair value step up)              $      162,141         $      33,457
    Revolving credit facility                         34,250                15,601
    Other liabilities                                  5,723                 1,387
    Acquisition notes payable                         12,951                     -
    Distributions payable                              2,062                 1,436
    Security deposits                                  3,194                 2,026
    Due to affiliates                                    139                    49
                                              ------------------    -----------------
  Total liabilities                                  220,460                53,956
Minority interests in consolidated                       686                 1,357
partnerships
Minority interest in Operating Partnership            32,186                24,339
Shareholders' equity:
    Preferred shares, $.01 par value per
    share,
      1,000,000 shares authorized; no shares
      issued or outstanding                                -                     -
    Common shares, $.01 par value per share,
      34,000,000 shares authorized; 8,639,659
      and 8,453,829 shares issued and
      outstanding, respectively                           86                    84
    Additional paid-in capital                        80,182                68,976
    Distributions in excess of earnings               (6,485)                 (562)
                                              ------------------    -----------------
  Total shareholders' equity                          73,783                68,498
                                              ------------------    -----------------
  Total liabilities and shareholders' equity  $      327,115        $      148,150
                                              ==================    =================

See notes to consolidated  financial statements.

                              GROVE PROPERTY TRUST
                         CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per share data)


                                                                 For the Year Ended December 31,
                                                                 -------------------------------

                                                                1998          1997          1996
                                                                ----          ----          ----

Revenues:
    Rental income                                            $37,994       $17,111        $2,046
    Property management income-affiliates                        477           518             -
    Other property related income                                178           168             5
    Interest  income                                             183           141            31
                                                       ------------------------------------------
        Total revenues                                        38,832        17,938         2,082
                                                       ------------------------------------------


Expenses:
    Property operating expenses                               13,433         6,078           656
    Real estate taxes                                          3,798         1,770           208
    Related party management fees                                  -            22           109
    Interest expense                                           6,791         2,741           394
    Non-recurring acquisition expense                          5,550             -             -
    Depreciation expense                                       5,977         2,568           356
   Amortization expense                                          190           133            31
    General and administrative                                 2,002           908            67
                                                       ------------------------------------------
        Total expenses                                        37,741        14,220         1,821
                                                       ------------------------------------------


            Income before extraordinary expense and            1,091         3,718           261
            minority interests

Minority interest in consolidated partnerships                    76           155             -
Minority interest in operating partnership                       268         1,267             -
                                                       ------------------------------------------
           Income before extraordinary expense                   747         2,296           261

Extraordinary expenses related to debt refinancing and
extinguishment                                                   888             -             -
                                                       ------------------------------------------

          Net income  (loss)                                   $(141)       $2,296          $261
                                                       ==========================================

Income before extraordinary expenses per common
share-basic and assuming dilution                              $0.09         $0.61         $0.42
Extraordinary expenses per common share-basic and
assuming dilution                                               0.11             -             -
                                                       ==========================================
Net income (loss) per common share-basic and assuming         $(0.02)        $0.61         $0.42
dilution
                                                       ==========================================



Weighted average number of common shares                       8,449         3,765           620
outstanding-basic
Effect of warrants and stock options                               9            20             -
                                                       ------------------------------------------
Weighted average number of common shares
outstanding-assuming dilution                                  8,458         3,785           620
                                                       ==========================================

See notes to consolidated financial statements.


                              GROVE PROPERTY TRUST
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)


                                              Number of                 Additional    Dividends
                                               Common        Common       Paid-In     in Excess
                                               Shares        Shares       Capital    of Earnings
                                               ------        ------       -------    -----------

Shareholders' equity as of January 1, 1996     620,102    $      6      $   3,912    $    (215)
Net income                                           -           -              -          261
Declared dividends                                   -           -              -         (481)
                                             ------------ ------------- ------------ -------------
Shareholders' equity as of December 31,        620,102           6          3,912         (435)
1996
Issuance of common shares on March 14,
1997, net of offering costs                  3,333,333          33         27,491            -
Exercise of stock options                          394           -              4            -
Issuance of common shares on November 24,
  1997, net of offering costs                4,500,000          45         45,223            -
Net income                                           -           -              -        2,296
Declared dividends                                   -           -              -       (2,423)
Allocation of shareholders' equity to
minority interest in Operating Partnership           -           -        (7,654)            -
                                             ------------ ------------- ------------ -------------
Shareholders' equity as of December 31,      8,453,829          84         68,976        (562)
  1997
OP Units exchanged July 1998 through
  December 1998                                 35,307           -         10,348           -
Issuance of executive stock grants on
  September 15, 1998                            63,153           1            119           -
Common shares repurchased September 1998
  through December 1998                       (304,630)         (3)        (2,979)          -
Private placement to executive officers on
  November 30, 1998                            392,000           4          3,886           -
Net loss                                             -           -              -        (141)
Declared dividends                                   -           -              -      (5,782)
Allocation of shareholders' equity to
  minority interest in Operating
  Partnership-net                                    -           -           (168)           -
                                             ============ ============= ============ =============
Shareholders' equity as of December 31,      8,639,659    $     86      $  80,182    $  (6,485)
1998
                                             ============ ============= ============ =============



See notes to consolidated  financial statements.


                              GROVE PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                              For the Year Ended December 31,
                                                              -------------------------------

                                                            1998             1997         1996
                                                            ----             ----         ----
OPERATING ACTIVITIES:
Net income (loss)                                     $      (141)      $    2,296  $       261
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities
       Depreciation and amortization                        6,167            2,701          387
       Extraordinary expenses - related to debt
       refinancings, and extinguishment                       888                -            -
       Minority interests                                     344            1,422            -
       Non-cash compensation expense                          120              120            -
       Imputed interest - mortgage                              -               22           38
Non-recurring acquisition expense                           5,550                -            -
Changes in other assets                                       122             (347)          (8)
Changes in accounts payable, accrued
  expenses and other liabilities                            2,647             (393)          98
                                                      -------------------------------------------
Net cash provided by operating activities                  15,697            5,821          776
                                                      -------------------------------------------

INVESTING ACTIVITIES:
Non-recurring acquisition expense                           5,550                -            -
Purchase of partnership interests                         (19,456)         (10,417)           -
Cash acquired on purchase of partnership interests         11,031            3,565            -
Deferred charges                                              (50)              (6)        (174)
Additions to real estate assets                           (38,610)         (33,582)      (4,629)
                                                      -------------------------------------------
    Net cash used in investing activities                 (52,635)         (40,440)      (4,803)
                                                      -------------------------------------------

FINANCING ACTIVITIES:
Net proceeds from mortgage notes payable and
  Revolving Credit Facility                                81,650           51,109        4,720
Financing costs, prepayment penalty on debt and            (2,158)            (668)         (21)
  offering costs
Repayment of mortgage notes payable                       (22,438)         (84,438)         (59)
Net proceeds from sale of common stock and exercise
  of stock options                                          3,890           72,796            -
Borrowings from (payments to) affiliates                       67             (659)         (78)
Treasury stock                                             (2,982)               -            -
Dividends and distributions paid                           (7,295)          (2,594)        (480)
                                                      -------------------------------------------
    Net cash provided by (used in) financing               50,734           35,546       (4,082)
    activities
                                                      -------------------------------------------

Net change in cash and cash equivalents                    13,796              927           55

Cash and cash equivalents, beginning of year                1,466              539          484
                                                      -------------------------------------------

Cash and cash equivalents, end of year                $    15,262       $    1,466  $       539
                                                      ===========================================


Supplemental Information:
    Cash paid for interest                                $     6,913      $    2,600      $       400
    Net rental property acquired in connection with
    debt assumed                                          $    88,120      $   76,696      $         -
    OP Units exchanged for net rental properties          $    10,143      $   15,279      $         -
    Step-up in basis related to property acquisitions     $    12,636      $        -      $         -
    Excess of liabilities over assets assumed on
    acquisition and partnership interests                 $     1,989      $    1,995      $         -

See notes to consolidated  financial statements.

                              GROVE PROPERTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


1.  FORMATION AND DESCRIPTION OF THE COMPANY

    Grove Property Trust (formerly Grove Real Estate Asset Trust) (the "Company") was organized in the State of Maryland on April 4, 1994 as a Real Estate Investment Trust ("REIT"). The Company currently operates sixty-one apartment communities and four specialty retail properties. The apartment communities are generally mid-priced or subsidized multi-family communities that are primarily located in the southern New England area.


2.  ACQUISITIONS AND CONSOLIDATION TRANSACTIONS

    On March 14, 1997, the Company completed a series of transactions (the "Consolidation Transactions") that included the following:

    o   The   Company   formed  an   operating   partnership   (the   "Operating
        Partnership") to serve as the vehicle for the consolidation of ownership and control of the Company's operations and assets.

    o Pursuant to an exchange offer, the Operating Partnership purchased from non-affiliated limited partners substantially all of the outstanding partnership interests of twenty properties, including one retail property ("Property Partnerships") in exchange for 1,205,324 partnership units (the "Common Units") of the Operating Partnership, or, in certain circumstances, cash. Common Units are generally exchangeable for the Company's Common Shares on a one-for-one basis.

    o Immediately prior to the consummation of the Consolidation Transactions, the Company declared a stock dividend aggregating 26,250 Common Shares and concurrently effected a stock split of 1.125-for-one (collectively the "Stock Split"), thereby issuing on a pro rata basis a total of 95,102 additional Common Shares to the holders of the issued and outstanding Common Shares just prior to the Consolidation Transactions. All outstanding Common Shares were retroactively adjusted to reflect the Stock Split.

    o The Company issued 3,333,333 Common Shares to new equity investors (the "New Equity Investment") in exchange for $30 million (approximately $27.5 million after costs of issuance).

    o Pursuant to a contribution agreement among the Company, certain companies and individuals affiliated with the Company (the "Grove Companies") and the Operating Partnership, substantially all of the assets and operations, the management services division of Grove Property Services Limited Partnership and the Grove Companies' interests in the Property Partnerships were also transferred to the Operating Partnership.

    o In exchange for the above, the Grove Companies received an aggregate of 909,115 Common Units in the Operating Partnership and a cash payment of $178,000 from the Company, and the Company received 620,102 Common Units in the Operating Partnership. Additionally, the Company contributed to the Operating Partnership the net proceeds received from the New Equity Investment in exchange for 3,333,333 additional Common Units.

    o In connection with the Consolidation Transactions, the Operating Partnership entered into a three-year secured revolving acquisition and working capital credit facility of up to $25.0 million (the "Original Revolving Credit Facility") and a $15.1 million ten-year term mortgage loan (the "Mortgage Loan").

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

On July 2, 1997, the Company acquired certain condominium units representing a portion of the condominium units in the Greenfield Village complex located in Rocky Hill, Connecticut, from an unrelated party. The Company paid approximately $4.3 million, with proceeds from the Original Revolving Credit Facility for these units.

On September 1, 1997, the Company acquired two apartment communities from related parties, Glastonbury Centre Apartments in Glastonbury, Connecticut, and Summit and Birch Hill in Farmington, Connecticut. The Operating Partnership issued 325,836 Common Units valued at $10.50 per unit, assumed $9.8 million in debt and drew down $750,000 against the Original Revolving Credit Facility to acquire these properties.

On September 30, 1997, the Company acquired the remaining limited partnership interests in Windsor Arbor for $4.9 million with proceeds from the Original Revolving Credit Facility.

On October 31, 1997, the Company purchased an apartment community from an unrelated party in Ellington, Connecticut ("High Meadow"). The $4.2 million purchase price was paid utilizing borrowings under the Original Revolving Credit Facility.

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

In November 1997, the Company completed the sale of 4,500,000 Common Shares (the "November 1997 Offering"). The net proceeds from the sale after underwriting discounts and other costs were approximately $45.2 million. The Company used the proceeds to pay off the Original Revolving Credit Facility and certain mortgage notes payable (see Notes 5 and 6) and for working capital purposes.

On December 1, 1997, the Company acquired an apartment complex from an unrelated party in Ellington, Connecticut, ("Pinney Brook") for approximately $950,000. The purchase price was paid from working capital.

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

On April 1, 1998, the Company purchased a specialty retail property in Freeport, Maine, and an apartment community in Agawam, Massachusetts. The retail property includes a 25,000 square foot complex and was purchased for approximately $7.2 million. The apartment community includes 88 units and was purchased from an affiliate of the Company for approximately $3.3 million. These acquisitions were financed through the assumption of $6.8 million first mortgages, issuance of 5,818 Common Units for $0.06 million, and utilizing borrowings under the Original Revolving Credit Facility.

On June 1, 1998, the Company acquired two residential properties in East Providence, Rhode Island, from an unrelated party. The purchase price of $19.4 million was financed with the assumption of a $2.4 million loan and $17.0 million from the new long-term mortgage financing described in Note 4.

On August 7, 1998, the Company acquired an apartment community located in Sturbridge, Massachusetts, for approximately $4.0 million. The purchase price was financed with the assumption of a $2.4 million loan and $1.6 million from the 1998 Credit Facility (as defined in Note 6).

On August 28, 1998, the Company acquired an apartment community located in East Haven, Connecticut, for approximately $4.5 million. The purchase price was financed with the assumption of a $2.9 million loan and $1.6 million from the 1998 Credit Facility.

On October 31, 1998, the Company acquired 18 apartment communities located in Greater Boston, Massachusetts, from an unrelated party. The Operating Partnership issued 919,009 Common Units as part of the purchase price for the assets acquired from the McNeil Partnership, at $9.82 per unit for $9.02 million, assumed $62.3 million in debt and drew down $18.75 million from the 1998 Credit Facility. In connection with the McNeil Transaction, certain other debt obligations of the Company relate to this acquisition (see Note 7).

On October 31, 1998, management contracts purchased in connection with the McNeil Transaction were expensed (see Note 15).

On November 30, 1998 the Company acquired an apartment community, Rockingham Glen Apartments, located in West Roxbury, Massachusetts , from an unrelated party. The Operating Partnership issued 104,525 Common Units valued at $10.40 per unit for $1.09 million, assumed $4.4 million in mortgage debt and borrowed $2.9 million under the 1998 Credit Facility.

As of December 31, 1998 for financial purposes the Company acquired an apartment community, Highland Glen Apartments, located in Westwood, Massachusetts, from an unrelated party. The Operating Partnership issued 23,091 Common Units as part of the purchase price for the assets acquired from the McNeil Partnership, at $11.43 per unit for $0.26 million, assumed $6.9 million in mortgage debt and drew down $0.5 million from the 1998 Credit Facility. In connection with the McNeil Transaction, certain other debt obligations of the Company relate to this acquisition (see Note 7).

The Company intends to continue to operate all of its multi-family communities and retail commercial properties as rental properties.


3.  SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation
    ---------------------
    The financial statements are presented on a consolidated basis. Included in the Company's financial statements are the accounts of the Operating Partnership and various property partnerships. Properties are owned either directly by the Operating Partnership or are owned by various limited partnerships or limited liability companies, that in turn are substantially (89% to 99%) or wholly owned by the Operating Partnership. All significant intercompany transactions are eliminated in consolidation.

    Reclassification
    ----------------
    Certain amounts in 1997 and 1996 were reclassified to conform to the 1998 presentation.

    Use of Estimates
    ----------------
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Cash and Cash Equivalents
    -------------------------
    The Company considers all highly liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. The combined account balances at each financial institution periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant since its cash is on deposit with major financial institutions.

    Real Estate Asset Capitalization and Depreciation
    -------------------------------------------------
    Acquisitions are recorded in accordance with the purchase method of accounting. Expenditures for long-lived replacement-type items in stabilized properties, such as appliances and floor coverings, are capitalized. Furthermore, expenditures for non-recurring items under $1,000 and for normal tenant turnover expenses (such as cleaning and painting) and repairs and maintenance are expensed as incurred. With respect to redevelopment properties, the Company generally capitalizes all costs incurred throughout the redevelopment stage.

    Depreciation is provided for building and land improvements and buildings using the straight-line method over the estimated useful lives of the assets (10 to 30 years). Additionally, furniture, fixtures and equipment are depreciated using an accelerated method over the estimated useful lives of the assets (5 to 7 years).

    Long-Lived Assets
    -----------------
    Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of requires long-lived assets to be reviewed for impairment when events or circumstances indicate that an impairment might exist. When an impairment indicator is present, assets must be grouped at the lowest level for which there are identifiable cash flows. If the sum of the undiscounted cash flows is less than the carrying amounts of the assets, an impairment loss must be recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amount. To date, no losses have been recognized and management believes that no impairment conditions exist.

    Per Share Data
    --------------
    In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options and warrants (see Note 8). Earnings per share, assuming dilution, is very similar to fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

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

    Stock-Based Compensation
    ------------------------
    The Company has adopted Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation. This statement defines a fair value based method of accounting for employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans in accordance with Accounting Principle Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under APB No. 25, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. The Company has elected to continue to account for its employee stock compensation plans under APB No. 25. (See Note 8).

    Income Taxes and Dividends
    --------------------------
    The Company has made the election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. To qualify as a REIT, the Company generally must distribute at least 95% of its taxable income to its shareholders and comply with other requirements. Accordingly, no provision has been made for federal income taxes for the Company in the accompanying financial statements. Even though the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income, if any. Shareholders are taxed on dividends declared and must report such dividends as either ordinary income, short term gains, long term gains, or as a return of capital. The federal income tax characteristics of dividends paid by the Company consisted of:

                                      1998       1997      1996
                                      ----       ----      ----
            Ordinary income          86.17%    100.00%    97.46%
            Return of capital        13.83%      0.00%     2.54%

    No income taxes were paid during 1998, 1997 and 1996.

    Advertising
    -----------
    The Company expenses advertising costs as incurred. Advertising costs were $543,000, $214,000 and $24,000 in 1998, 1997 and 1996, respectively.


    Deferred Charges
    ----------------
    Deferred charges, consisting principally of loan costs, are amortized on a straight-line basis over the term of the related obligation. When term loans are retired prior to maturity, the unamortized deferred loan costs are written-off and reported as an extraordinary item.


    Revenue Recognition
    -------------------
    Rental income attributable to leases is recorded when due from tenants and recognized monthly as it is earned, which is not materially different than the straight-line basis. The Company generally requires tenants to provide a cash security deposit equal to one month's rent or pay the last month's rent in advance. Such payments are deferred and are included in security deposits on the accompanying consolidated balance sheets.


4.  PRO FORMA INFORMATION (UNAUDITED)

    In 1998, the historical consolidated financial statements of the Company contain results of operations data for the properties below from their respective dates of acquisition to December 31, 1998.

                                                                Effective
                                                             Acquisition Date
                                                             ----------------
     Tanglewood Village                                      January 23, 1998
     Freeport                                                   April 1, 1998
     Coachlight Village                                         April 1, 1998
     Winchester Park                                             June 1, 1998
     Winchester Wood                                             June 1, 1998
     Sturbridge Meadows                                        August 7, 1998
     Parkwood                                                 August 28, 1998
     McNeil Transaction (18 Properties)                      October 31, 1998
     McNeil Transaction - Rockingham Glen                   November 30, 1998
     McNeil Transaction - Highland Glen                     December 31, 1998

   The following unaudited pro forma information for the year ended December 31, 1998, is presented as if the 1998 acquisitions listed above had all occurred on January 1, 1998. The unaudited information does not purport to represent what the Company's results of operations would have actually been if such transactions, in fact, had occurred on January 1, 1998, nor does it purport to represent the results of operations for future periods.

                                                        (In thousands,
                                                      except share data)
   Revenues                                             $      57,953
                                                        ===============
   Income before minority interests                     $       1,389
                                                        ===============
   Net income                                           $         868
                                                        ===============
   Net income per common share - basic and diluted      $        0.10
                                                        ===============


5.  MORTGAGE NOTES PAYABLE

    Total mortgage notes payable of $162,141 includes a fair value step up of $9,421. The contractual principal amount outstanding of mortgage notes payable is $152,720. The $9,421 step up relates to $57,531 of above market interest rate mortgages, which were assumed in connection with the purchase of the McNeil Portfolio. The interest rates on the assumed debt are between 7.46% and 12.47%. The step up was computed using the Company's estimated current market interest rate of 7%. The step up amount is not the legal stipulated principal amount of the respective mortgage and accordingly, this increase does not increase the contractual obligation of the Company. If these loans are paid off in advance of their maturity, the amount of the related step up on the consolidated balance sheet will be accounted for as extraordinary income. (see Note 14 - Subsequent Event)

    On June 1, 1998, the Company obtained a $63.0 million ten-year term loan with a lender. The net proceeds of the loan were used to repay an existing $15.0 million loan, acquire two properties in East Providence for $17.0 million (see Note 2), pay down $27.0 million of the Revolving Credit Facility and the remaining amount of approximately $3.0 million was deposited in working capital reserves or used for transaction costs. Payments of interest only are due under the new $63.0 million loan at an effective fixed interest rate of 6.71% and the loan matures in June 2008. As of December 31, 1998, the Company's weighted average interest rate on its long-term debt is approximately 7.75% and its weighted average maturity is approximately 11.2 years.

    As a result of the $15.0 million loan repayment and retirement of the Original Revolving Credit Facility (see Note 6), the Company incurred $0.2 and $0.3 million, respectively, of expenses related to the write-off of unamortized finance costs. In addition, the Company incurred $0.7 million of expense in connection with the breakage of certain LIBOR swap contracts related to the $15.0 million loan repayment. Accordingly, the results of operations for the year ended December 31, 1998 reflect approximately $0.9 million of extraordinary expenses (net of $0.3 million allocated to minority interests).

    Mortgage notes payable consist of the following at December 31 (in thousands):

                                                 1998              1997
                                                 ----              ----

      Amortizing first mortgage notes         $  95,141         $  14,373
      Interest only first mortgage notes         67,000            19,084
                                              ---------         ---------
                                              $ 162,141         $  33,457
                                              =========         =========

    The amortizing first mortgage notes have fixed interest rates between 7.04% and 12.47%. These notes mature between the years 2000 and 2031 and are collateralized by twenty-eight of the properties with a carrying value of approximately $144.8 million as of December 31, 1998. These notes are partially guaranteed by certain executive officers and shareholders of the Company.

    There are two interest only first mortgage notes. One note has a principal balance of $4.0 million requiring monthly payments of interest only at a fixed rate of 7.00%, and matures in 2007. This note is collateralized by one property with a carrying value of approximately $7.9 million as of December 31, 1998. The other note has a principal balance of $63.0 million requiring monthly payments of interest only at an effective fixed interest rate of 6.71% and matures in 2008. This note is collateralized by seventeen properties with an aggregate carrying value of approximately $85.7 million as of December 31, 1998.

    Annual principal payments due as of December 31, 1998, are as follows (in thousands):

                            Year Ending December 31,
                            ------------------------
                             1999         $  3,289
                             2000            5,345
                             2001            3,552
                             2002            3,723
                             2003            7,948
                             Thereafter    138,284
                                          --------
                                          $162,141
                                          ========

6.  REVOLVING CREDIT FACILITY

    In March, 1997, the Operating Partnership entered into the Original Revolving Credit Facility, guaranteed by the Company for up to $25.0 million. Borrowings under the Original Revolving Credit Facility were collateralized by thirteen properties and interest was payable monthly at a floating rate of 1.5% above the 30, 60, or 90-day LIBOR rate.

    In  April  1998,  the  Operating  Partnership  entered  into a new  two-year
    Revolving Credit Facility (the "1998 Credit Facility") with its bank and retired the Original Revolving Credit Facility. The 1998 Credit Facility increased the availability of the credit line to $50.0 million from $25.0 million and converted the line to an unsecured line from a secured line. The 1998 Credit Facility bears interest payable monthly at a floating rate of 1.5% above the 30, 60, or 90-day LIBOR rate. The 1998 Credit Facility is available to fund future property acquisitions and up to $5.0 million is available to fund working capital needs. As of December 31, 1998, the 1998 Credit Facility had $34.25 million outstanding. The Operating Partnership is required to meet certain financial covenants as defined in the 1998 Credit Facility agreement.


7.  ACQUSITION NOTES PAYABLE

    In conjunction with the purchase of the McNeil Portfolio, the Company agreed to issue additional Common Units and pay cash to certain continuing partners in the event that a McNeil Portfolio property was converted to a market rate property. The Acquisition Notes Payable are obligations related to three McNeil Properties (Rockingham Glen, 929 House, and Glen Meadow), to pay additional cash and issue additional Common Units when the properties are converted to market rate properties. On November 30, 1998, the mortgages on two of the properties (Glen Meadow and 929 House) were modified to allow these properties to be converted to 80% market rate units and 20% moderate income units. The Rockingham Glen mortgage was modified in the third quarter of 1998 to allow this property to be converted to 80% market rate units and 20% moderate income units. It is anticipated that approximately $12.0 million of the Acquisition Notes Payable will be paid on April 30, 1999 (consisting of approximately $4.4 million in cash and $7.6 million in Common Units). The remaining balance of the Acquisition Notes Payable of approximately $0.95 million is expected to be paid over a three-year period (consisting of approximately $.2 million in cash and approximately $.75 million in Common Units). When the Common Units are issued, the Acquisition Notes Payable balance will be reduced by the value of Common Units issued and the Company's Minority Interests will be increased by a corresponding amount.


8.  SHAREHOLDERS' EQUITY

    The following table outlines the 1998 activity in the Operating Partnership equity accounts:


                                                                         Number of:
                                                                  -------------------------
                                                                                 Limited
                                                                   Company's    Partners
                                                                   Operating    Operating
                                                                  Partnership  Partnership
                                                                     Units        Units
                                                                     -----        -----
      Outstanding at January 1, 1997                                620,102             0
      Consolidation Transactions in March 1997                            -             -
         New Equity Investment                                    3,333,333             -
         Transfer of property interests-Grove Companies                   -       909,115
         Transfer of property interests-non-affiliates                    -     1,205,324
      Proceeds from stock options in May 1997                           394             -
      June 1997 acquisitions                                              -       420,183
      September 1997 acquisitions                                         -       325,836
      October 1997 acquisitions                                           -       143,334
      The November 1997 Offering                                  4,500,000             -
      April 1998 acquisitions                                             -         5,818
      Common Units redeemed April 1998 through December 1998              -      (252,153)
      Common Units exchanged July 1998 through December 1998         35,307       (35,307)
      Common Shares repurchased  September 1998 through            (304,630)            -
        December 1998
      Executive stock grants - September 1998                        63,153             -
      Private placement to executive officers - November 1998       392,000             -
      October 1998 acquisitions                                           -       919,009
      November 1998 acquisitions                                          -       104,525
      December 1998 acquisitions                                                   23,091
                                                                  ------------ ------------
      Outstanding at December 31, 1998                            8,639,659     3,768,775
                                                                  ============ ============
         Ownership Percentage                                         69.6%         30.4%
                                                                  ============ ============

    Income is allocated to the Minority Interest in the Operating Partnership based on its weighted average ownership percentage of the Operating Partnership ("OP"). The ownership percentage is computed by dividing the weighted average number of Common Units held by the Limited Partners other than the Company ("Minority Interest") by the total weighted average Common Units outstanding. Issuance of additional Common Shares in connection with requested redemptions of Common Units or redemptions of Common Units for cash changes the ownership percentage of both the Minority Interest and the Company. Such transactions and the proceeds therefrom are treated as capital transactions and result in an allocation between Shareholders' Equity and Minority Interest to account for the change in the respective percentage ownership of the underlying equity of the OP.

    A Common Unit and a Common Share have essentially the same economic characteristics as they effectively share equally in the net income or loss and distributions of the OP. Common Units generally may be redeemed for cash or, at the election of the Company, for Common Shares on a one-for-one basis, subject to certain adjustment provisions.

    Common Shares have been reserved for future issuance as follows:

             Common Units not owned by the Company         3,768,775
              (see above)
             Underwriters warrants (Note 9)                   47,248
             Stock options issued (Note 9)                 1,092,723
             Additional stock options issuable               475,000
                                                         ------------
                                                           5,383,746
                                                         ============


9.  WARRANTS AND STOCK OPTION PLANS

    In conjunction with the Company's initial public offering of Common Shares in 1994, the managing underwriter was granted Underwriter Warrants to purchase 47,248 Common Shares. The Underwriter Warrants are exercisable at $11.31 per Common Share and expire in June 1999. No warrants have been exercised as of December 31, 1998.

    The Company adopted a stock option plan in 1994 (the "1994 Plan") for a maximum of 118,120 Common Shares for key employees and non-employee Trust Managers of the Company. Options are granted at the market price of the Company's Common Shares on the date of grant, become exercisable ratably on each of the first three anniversaries of the date of the grant and have a maximum term of ten years. At December 31, 1996, no options had been exercised. In May 1997, a Trust Manager exercised options on 394 Common Shares. In March 1997, the Company instituted an additional stock option plan ("1996 Plan"). The Company reserved a total of 900,000 Common Shares, subject to adjustment, pursuant to the 1996 Plan. In June, 1998, the Company amended the 1996 Plan by reserving an additional 500,000 Common Shares. The provisions of the 1996 Plan are similar to the 1994 Plan. The 1996 Plan also allows awards to advisors and consultants. Pursuant to the Consolidation Transactions and the November Offering, the Company granted 810,000 options to certain executive officers, employees and non-employee Trust Managers and an additional 50,000 nonqualified options were granted to a Company advisor. Each non-employee Trust Manager receives 10,000 options upon his original election to the Board and 5,000 options each time he is reelected to the Board. The exercise price of the options is between $7.20 and $10.91 per share.

    Stock option activity is summarized as follows:

                                                       1998                        1997
                                            --------------------------- ---------------------------
                                                            Weighted                    Weighted
                                                            Average                     Average
                                                            Exercise                    Exercise
                                              Options        Price         Options       Price
                                              -------        -----         -------       -----
      Outstanding at beginning of year        977,723       $10.30        118,117       $ 8.48
      Granted                                 115,000       $10.26        860,000       $10.54
      Exercised                                     -       $    -           (394)      $ 7.73
                                            -------------               -------------
      Outstanding at end of year            1,092,723       $10.29        977,723       $10.30
                                            =============               =============
      Options exercisable at end of year      448,249       $10.05         69,296       $ 9.33
                                            =============               =============

    The Company accounts for stock option grants in accordance with APB No. 25. Accordingly, no compensation cost has been recognized for stock option grants since all of the options have exercise prices equal to the market value of the Company's Common Shares at the date they were granted.

    Pro forma information regarding net income and earnings per share is required by FAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1998: risk-free interest rate of 5%; dividend yields of 6.48%; volatility factors of the expected market price of the Company's Common Shares of 2.31 and a weighted-average expected life of the options of ten years.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):


                                                            Year Ended            Year Ended
                                                         December 31, 1998     December 31, 1997
                                                         -----------------     -----------------
      Pro forma (net loss) income                       $       (436)          $     2,221
                                                        =========================================

      Pro forma (net loss) income per share - basic
      and assuming dilution                             $       (.0$)          $      0.59
                                                        =========================================


10.  RELATED PARTY TRANSACTIONS

    Management Fee
    --------------
    On June 23, 1994, the Company entered into a Management Agreement ( the "Agreement" ) with Grove Property Services Limited Partnership ("GPS"), an affiliated company which provided operating and support functions requisite to the operation of the Company's properties. The Agreement provided for a management fee equal to 5% of gross monthly revenues, as defined, and was terminated pursuant to the Consolidation Transactions in March 1997. Management fees incurred in 1998, 1997 and 1996 were approximately $0, $22,000 and $109,000, respectively.

    Subsequent to the Consolidation Transactions, the Company earned revenues, through GPS, of approximately $477,100 in 1998, and $518,013 in 1997, by providing management services to affiliated companies not owned by the Company or the OP.

    Rent to Related Party
    ---------------------
    The Company's executive offices were leased from an affiliated company under a three year lease which expired in 1997. The lease has been extended on a month-to-month basis at a rate of $4,780 per month.

    Related party rent expense was approximately $79,000, $41,000 and $6,000 in 1998, 1997 and 1996, respectively.


11. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    Cash equivalents, accounts receivable and accounts payable, because of their short-term nature, approximate fair value. Mortgage notes payable, the 1998 Credit Facility, and Acquisition Notes Payable are also carried at amounts that approximate their fair values.


12.  PENSION PLAN

    The Company sponsors a defined contribution pension plan (the "Plan") that is qualified under Section 401(k) of the Internal Revenue Code. New full-time employees are eligible to join the Plan on the first day of the month following their 60-day waiting period. Employee contributions are in accordance with I.R.S. guidelines; the Company matches twenty-five percent of employee contributions up to one percent of the individual's total annual base salary. The Company's contribution vests over a term of 5 years.

13. COMMITMENTS AND CONTINGENCIES

    The Company, as an owner of real estate, is subject to various environmental and other laws of federal and local governments. Compliance by the Company with existing laws has not had a material adverse effect on the Company's financial condition and results of operations. However, the Company cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future. The Company is party to various litigation from time to time in the normal course of business. Management believes that substantially all matters are covered by insurance or, in the event of an unfavorable outcome, would not have a material adverse effect on the Company's financial position, results of operations or cash flows.

    In November 1998, the Company guaranteed up to $8.2 million of a bank loan to certain officers of the Company to be used by officers to purchase Common Shares. (See note 8)


14. SUBSEQUENT EVENT (UNAUDITED)

    On March 15, 1999 The Company prepaid The Highland Glen mortgage note of approximately $6.5 million. This prepayment transaction will result in the recognition of extraordinary income related to debt extinguishment of approximately $0.35 million (approximately $0.40 million fair value step up net of approximately $.05 million prepayment penalty).

15. QUARTERLY FINANCIAL DATA (UNAUDITED)


The following is a summary of selected unaudited quarterly financial data (in thousands, except per share data):


                                          ---------------------------1998--------------------------------
                                          1st Quarter    2nd Quarter    3rd Quarter      4th Quarter
                                          January-March   April-June    July-September  October-December
                                          ---------------------------------------------------------------

Revenues                                     $  7,588        $ 8,652        $  9,461       $ 13,131
                                          ===============================================================

Income before minority interests
  and Extraordinary expenses                 $  1,626        $ 1,790        $  1,733       $ (4,058)  (1)
Minority interests                               (439)          (478)           (444)         1,017
                                          ---------------------------------------------------------------
Income before extraordinary expenses            1,187          1,312           1,289         (3,041)
Extraordinary expenses related to debt
  Refinancing, net of minority
  interests                                         -           (838)              -            (50)
                                          ===============================================================
Net income (loss)                            $  1,187        $   474        $  1,289       $ (3,091)
                                          ===============================================================

Income before extraordinary expenses
  Per weighted average share-basic and
   Assuming dilution                         $   0.14        $  0.16        $   0.15       $  (0.36)
Extraordinary expenses per
share-basic                                         -          (0.10)              -          (0.01)
  And assuming dilution
                                          ===============================================================
Net income per share-basic and
  Assuming dilution                          $   0.14        $  0.06        $   0.15       $  (0.37)
                                          ===============================================================

Weighted average common shares                  8,454          8,454           8,477          8,408
  Outstanding-basic
Effect of warrants and stock options               29              8               -             13
                                          ===============================================================
Weighted average common shares
  Outstanding-assuming dilution                 8,483          8,462           8,477          8,421
                                          ===============================================================

(1) In conjunction with the acquisition of the McNeil Portfolio, the Company paid approximately $5.6 million for the purchase of the related management contracts from an unrelated third party management company. The term of the contracts was for an average of approximately 20 years. The purchased contracts historically produced gross annual revenue of approximately $1.6 million. In accordance with generally accepted accounting principles, the cost of the management contracts has been expensed in the fourth quarter of 1998, and as a result there was a net loss for the quarter.


                                          ---------------------------1997--------------------------------
                                           1st Quarter    2nd Quarter    3rd Quarter     4th Quarter
                                           January-March   April-June    July-September  October-December
                                          ---------------------------------------------------------------

Revenues                                     $  1,306        $ 4,478        $  5,752       $  6,402
                                          ===============================================================

Income before minority interests             $    130        $   847        $    932       $  1,809
Minority interests                                (33)          (337)           (412)          (640)
                                          ---------------------------------------------------------------
Net income                                   $     97        $   510        $    520       $  1,169
                                          ===============================================================

Net income per weighted average
  Share-basic and assuming dilution          $   0.08        $  0.13        $   0.13       $   0.20
                                          ===============================================================
Weighted average common shares
  Outstanding                                   1,250          3,954           3,954          5,813
                                          ===============================================================

The first three quarters of 1997 earnings per share amounts have been restated to comply with Statement 128. Statement 128 had an immaterial impact with respect to 1997 earnings per share.

16.  SEGMENT REPORTING

    The Company's reportable segments are strategic real estate types of investments. They are managed separately because each real estate type requires a different strategy.

    Prior to 1998 the Company operated as one segment. Accordingly, only 1998 segment reporting information is presented below. The Company has three reportable segments; residential, subsidized residential, and retail. The residential segment includes those properties that are rented to residents only for residential purposes. The subsidized residential segment includes properties that are used for residential purposes; however, these properties are operating and receive subsidization according to HUD and MHFA guidelines. The retail segment includes those properties whose space is rented for stores, restaurants, and other retail uses.

    The following table presents information about reported segment profit or loss and segment assets. The Company does not allocate income taxes or unusual items to segments. In addition, not all segments have significant noncash items other than depreciation and amortization in reporting profit or loss (dollars in thousands):



                                                          Subsidized
                                          Residential     Residential      Retail      Total
                                          -----------     -----------      ------      -----
    Revenues                              $    33,840     $     1,985     $ 2,422     $ 38,247
    Interest Expense                      $     4,464     $       409     $   463     $  5,336
    Depreciation and amortization         $     5,293     $       197     $   473     $  5,963
    Segment Profit                        $     7,053     $       592     $   825     $  8,470
    Extraordinary expense                 $     1,173     $         -     $    83     $  1,256
    Segment Assets                        $   239,505     $    56,298     $19,293     $315,096
    FFO                                   $    13,310     $       789     $ 1,370     $ 15,469

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon profit or loss from operations before income taxes.


    The following presentation of reconciliation of reportable segment revenues, profit or loss, and assets, to the Company's consolidated totals.

    Revenues:
    ---------

        Total revenues for reportable segments      $        38,247
        Other revenues                                          585
                                                    ---------------
        Total consolidated revenues                 $        38,832
                                                    ===============


    Profit or Loss
    --------------

        Total profit/loss for reportable segments   $         8,470
        Other profit or loss                         (        1,829)
        Unallocated amounts:
            Other corporate expenses                 (        5,550)
        Income before minority interest and         ---------------
            extraordinary items                     $         1,091
                                                    ===============


    Assets
    ------

        Total assets for reportable segments        $       315,096
        Other assets                                         12,019
        Other unallocated amounts                                 -
                                                    ---------------
        Total consolidated assets                         $ 327,115
                                                    ===============

    Other Significant Items
    -----------------------
                                         Segment                   Consolidated
                                          Totals     Non-segment      Totals
                                          ------     -----------      ------

       Interest expense                  $  5,336      $ 1,455        $6,791
       Depreciation and amortization     $  5,963      $   204        $6,167


17. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

1998
SCHEDULE III
PART 1
REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                                   Initial Cost
         Apartment Name          Location             Encumbrances           Land               Building
         --------------          --------             ------------           ----               --------
Connecticut
-----------
208-210 Main St                  Manchester         $             -     $    149,629        $      847,897
Arbor Commons                    Ellington                        -          164,946               934,695
Avon Place                       Avon                     6,342,236        1,095,513             6,207,906
Barons Apartments                Southington              1,228,545          162,696             1,445,468
Bradford Apartments              Newington                1,957,653          358,864             2,036,562
Briar Knoll Apts                 Vernon                           -          956,711             5,421,363
Brooksyde Apts                   West Hartford            1,937,190          467,829             2,651,030
Burgundy Studios                 Middletown               1,821,650          313,856             1,778,520
Cambridge Estates                Norwich        (A)       4,299,482          426,470             3,808,829
Colonial Village                 Plainville               3,584,186          604,027             3,422,818
Dogwood Hill                     Hamden                           -          170,942             1,680,865
Summit & Birch Hill              Farmington               7,286,123        1,432,693             8,118,593
Fox Hill Apartments              Enfield                  5,553,940        1,034,266             5,877,842
Fox Hill Commons                 Vernon                   2,195,541          395,047             2,238,597
Greenfield Village               Rocky Hill                       -          783,698             3,498,803
Hamden Centre                    Hamden                           -          160,185             1,607,407
High Meadow                      Ellington                        -          626,395             3,549,569
Hilltop                          Norwich                          -          777,880             4,407,984
Glastonbury Center               Glastonbury              4,358,292          793,383             4,497,538
Loomis Manor                     West Hartford            1,768,351          305,045             1,728,588
Ocean Reef                       New London     (A)       2,292,297          579,134             3,281,760
Park Place West                  West Hartford                    -          256,440             1,453,161
Parkwood                         East Haven               2,881,935          678,382             3,844,167
Sandalwood                       New London                       -          112,314               636,444
Ribbon Mill                      Manchester                       -          591,778             3,353,407
River's Bend                     Windsor                 12,389,455        2,244,296            12,909,411
Westwynd Apts                    West Hartford                    -          224,822             1,273,991
Woodbridge                       Newington                2,303,845          361,635             2,049,267

Maine
-----
Freeport Shops                   Freeport                         -        1,079,260             6,115,808

Massachusetts
-------------
929 House                        Cambridge                5,747,945        1,755,911             9,950,160
Abington Grove                   Abington                 2,080,225          490,465             2,779,304
Cedar Glen                       Reading                  3,628,455          597,351             3,384,992
Chestnut Glen                    Abington                 6,145,530        1,064,882             6,034,329
Coachlight Village               Agawam                   2,096,516          505,464             2,864,297
Conway Court                     Roslindale                 593,232           92,618               524,835
Cornerblock                      Edgartown                        -          272,295             1,543,005
Dean Estates                     Taunton        (A)       1,988,561          376,705             2,134,664
Four Winds                       Fall River               6,004,919        1,051,300             5,957,369
Glen Grove                       Wellesley                3,688,566          642,075             3,638,426
Glen Meadow                      Franklin                 2,884,277        1,070,881             6,068,322
Gosnold Grove                    East Falmouth              810,716          152,784               865,774
Highland Glen                    Westwood                 6,921,907        1,070,133             6,064,083
Longfellow Glen                  Sudbury                  7,493,105        1,118,731             6,339,476
Longmeadow Shops                 Longmeadow               4,000,000          976,373             5,532,783
Nehoiden Glen                    Needham                  1,275,377          215,233             1,219,652
Noonan Glen                      Winchester                 788,406          118,267               670,177
Norton Glen                      Norton                   7,323,665        1,094,229             6,200,631
Old Mill Glen                    Maynard                  3,092,940          468,084             2,651,256
Phillips Park                    Wellesley                3,343,113          875,667             4,962,113
Rockingham Glen                  West Roxbury             4,415,256        1,139,721             6,458,416
Security Manor                   Westfield                1,443,634          348,661             1,999,499
Sturbridge Meadows               Sturbridge               2,411,691          625,710             3,545,687
Summerhill Glen                  Maynard                  2,504,099          337,834             1,914,392
Van Deene Manor                  West Springfield         3,071,031          585,049             3,360,177
Village Arms                     Acton                            -          806,777             4,571,736
Webster Green                    Needham                  4,703,108        1,654,299             9,374,358
Westwood Glen                    Westwood                 3,467,667        1,301,329             7,374,194
The Wharf                        Edgartown                        -          387,888             2,198,032
Wilkins Glen                     Medfield                 2,396,514          398,911             2,260,494

Rhode Island
------------
Dean Estates II                  Cranston                 1,225,289          253,198             1,434,786
Royale                           Cranston                 2,018,441          342,607             1,941,439
Tanglewood                       West Warwick                     -        1,048,689             5,942,569
Winchester Park                  East Providence                  -        2,200,003            12,466,684
Winchester Woods                 East Providence          2,375,991          694,825             3,937,343
                                                    ----------------    -------------       ---------------
                                                    $   162,140,897     $ 43,443,085        $  248,843,744
                                                    ================    =============       ===============

(A) - One of three properties that secure one of the Company's amortizing first mortgage notes

1998
SCHEDULE III
PART 1
REAL ESTATE AND ACCUMULATED DEPRECIATION


                                         Costs Capitalized               Gross Carrying Amount at
                                     Subsequent to Acquisition              Close of Period (B)
Apt Name                               Land          Building             Land            Building      Accum. Depr.
--------                               ----          --------             ----            --------      ------------

Connecticut
-----------

208-210 Main St                    $    48,185    $    310,402      $       197,814   $   1,158,299    $   52,984
Arbor Commons                           44,382         283,760             209,328        1,218,455        58,636
Avon Place                           1,403,531          81,757           2,499,044        6,289,663       397,857
Barons Apartments                          126          55,636             162,822        1,501,104       295,269
Bradford Apartments                     86,452         565,142             445,316        2,601,704       129,433
Briar Knoll Apts                         6,940         196,751             963,651        5,618,114       186,718
Brooksyde Apts                           4,866         469,323             472,695        3,120,353       167,132
Burgundy Studios                        91,617         598,744             405,473        2,377,264       118,363
Cambridge Estates                          331         107,735             426,801        3,916,564       415,566
Colonial Village                        85,062         597,516             689,089        4,020,334       218,855
Dogwood Hills                              133          11,835             171,075        1,692,700       433,828
Summit & Birch Hill                     32,374         355,155           1,465,067        8,473,748       374,337
Fox Hill Apartments                    223,785       1,306,731           1,258,051        7,184,573       377,181
Fox Hill Commons                        96,713         625,310             491,760        2,863,907       141,304
Greenfield Village                      83,720         807,273             867,418        4,306,076       201,254
Hamden Centre                              124          99,802             160,309        1,707,209       369,965
High Meadow                            152,919       1,060,556             779,314        4,610,125       173,660
Hilltop                                  7,358         215,942             785,238        4,623,926       153,727
Glastonbury Center                      24,360         277,730             817,743        4,775,268       209,611
Loomis Manor                            90,779         568,313             395,824        2,296,901       119,276
Ocean Reef                             186,554       1,399,915             765,688        4,681,675       221,093
Park Place West                         85,034         498,511             341,474        1,951,672        89,646
Parkwood                                   527          36,296             678,909        3,880,463        43,125
Sandalwood                              40,573         235,596             152,887          872,040        39,144
Ribbon Mill                              5,463         512,836             597,241        3,866,243       121,725
River's Bend                            58,812         457,469           2,303,108       13,366,880       553,037
Westwynd Apts                           52,889         315,630             277,711        1,589,621        76,452
Woodbridge                             142,960         903,548             504,595        2,952,815       132,429

Maine
-----
Freeport Shops                             838          11,621           1,080,098        6,127,429       153,033

Massachusetts
-------------
929 House                                1,363          75,889           1,757,274       10,026,049        55,635
Abington Grove                             381           8,272             490,846        2,787,576        18,089
Cedar Glen                                 464          10,051             597,815        3,395,043        19,123
Chestnut Glen                              827           7,335           1,065,709        6,041,664        34,289
Coachlight Village                         392          19,445             505,856        2,883,742        72,196
Conway Court                                72             441              92,690          525,276         2,925
Cornerblock                                499          17,220             272,794        1,560,225        60,611
Dean Estates                            46,238         295,561             422,943        2,430,225       132,439
Four Winds                               8,735         207,671           1,060,035        6,165,040       325,415
Glen Grove                                 498           3,748             642,573        3,642,174        16,101
Glen Meadow                                831           5,095           1,071,712        6,073,417        33,816
Gosnold Grove                              119             727             152,903          866,501         4,825
Highland Glen                              831           5,091           1,070,964        6,069,174           103
Longfellow Glen                            868           9,966           1,119,599        6,349,442        35,983
Longmeadow Shops                       243,153       1,474,210           1,219,526        7,006,993       341,965
Nehoiden Glen                              167           1,024             215,400        1,220,676         6,817
Noonan Glen                                 92             563             118,359          670,740         2,823
Norton Glen                                849         293,363           1,095,078        6,493,994        36,257
Old Mill Glen                              363           2,226             468,447        2,653,482        14,774
Phillips Park                              680          14,761             876,347        4,976,874        30,052
Rockingham Glen                            885         294,417           1,140,606        6,752,833        18,560
Security Manor                          80,267         484,062             428,928        2,483,561       127,958
Sturbridge Meadows                         486          89,469             626,196        3,635,156        50,202
Summerhill Glen                            262           2,093             338,096        1,916,485        10,672
Van Deene Manor                        136,897         805,388             721,946        4,165,565       216,032
Village Arms                            37,178         738,877             843,955        5,310,613       168,861
Webster Green                            1,284          29,860           1,655,583        9,404,218        52,511
Westwood Glen                            1,010         396,334           1,302,339        7,770,528        43,265
The Wharf                                3,877          45,670             391,765        2,243,702        87,183
Wilkins Glen                               310           4,951             399,221        2,265,445        12,632

Rhode Island
------------
Dean Estates II                         51,728         335,139             304,926        1,769,925        90,853
Royale                                  82,329         517,679             424,936        2,459,118       123,523
Tanglewood                                 814         368,655           1,049,503        6,311,224       186,889
Winchester Park                          1,708         285,594           2,201,711       12,752,278       247,680
Winchester Wood                            539          21,965             695,364        3,959,308        77,098
                                   ------------   -------------     ---------------   --------------   ----------

       Totals:                     $ 3,764,401    $ 19,839,647      $   47,207,486    $ 268,683,391    $8,782,797

                                   ============   =============     ===============   ==============   ==========


(B) -- The aggregate cost of land and buildings as of December 31, 1998 was $242,166,589 for Federal income tax purposes

1998
SCHEDULE III (CONTINUED)
PART 1
REAL ESTATE AND ACCUMULATED DEPRECIATION

                                            Date                     Estimated
Apt Name                  Constructed     Renovated     Acquired    Life (Years)
--------                  -----------     ---------     --------    ------------
Connecticut
-----------
208-210 Main St               1969          1988          1997        10 to 30
Arbor Commons                 1975          1988          1997        10 to 30
Avon Place                    1973          1995          1997        10 to 30
Barons Apartments             1970          1994          1994        10 to 30
Bradford Apartments           1964          1989          1997        10 to 30
Briar Knoll Apts              1986             -          1997        10 to 30
Brooksyde Apts                1945          1997          1997        10 to 30
Burgundy Studios              1973          1996          1997        10 to 30
Cambridge Estates             1977          1990          1996        10 to 30
Colonial Village              1968          1989          1997        10 to 30
Dogwood Hill                  1971          1993          1994        10 to 30
Summit & Birch Hill           1967          1996          1997        10 to 30
Fox Hill Apartments           1974          1991          1997        10 to 30
Fox Hill Commons              1965          1989          1997        10 to 30
Greenfield Village            1965          1997          1997        10 to 30
Hamden Centre                 1968          1993          1994        10 to 30
High Meadow                   1975             -          1997        10 to 30
Hilltop                       1987             -          1997        10 to 30
Glastonbury Center            1962          1989          1997        10 to 30
Loomis Manor                  1948          1990          1997        10 to 30
Ocean Reef                    1962          1995          1997        10 to 30
Park Place West               1961          1989          1997        10 to 30
Parkwood                      1975             -          1998        10 to 30
Sandalwood                    1977          1996          1997        10 to 30
Ribbon Mill                   1908          1985          1997        10 to 30
River's Bend                  1973          1996          1997        10 to 30
Westwynd Apts                 1969          1990          1997        10 to 30
Woodbridge                    1968          1991          1997        10 to 30

Maine
-----
Freeport Shops                1985             -          1998        10 to 30

Massachusetts
-------------
929 House                     1975             -          1998        10 to 30
Abington Grove                1968             -          1998        10 to 30
Cedar Glen                    1980             -          1998        10 to 30
Chestnut Glen                 1983             -          1998        10 to 30
Coachlight Village            1967          1994          1998        10 to 30
Conway Court                  1920             -          1998        10 to 30
Cornerblock                  1800's         1988          1997        10 to 30
Dean Estates                  1984             -          1997        10 to 30
Four Winds                    1987          1996          1997        10 to 30
Glen Grove                    1979             -          1998        10 to 30
Glen Meadow                   1971             -          1998        10 to 30
Gosnold Grove                 1978             -          1998        10 to 30
Highland Glen                 1979             -          1998        10 to 30
Longfellow Glen               1984             -          1998        10 to 30
Longmeadow Shops              1962          1978          1997        10 to 30
Nehoiden Glen                 1978             -          1998        10 to 30
Noonan Glen                   1983             -          1998        10 to 30
Norton Glen                   1983             -          1998        10 to 30
Old Mill Glen                 1983             -          1998        10 to 30
Phillips Park                 1988             -          1998        10 to 30
Rockingham Glen               1974             -          1998        10 to 30
Security Manor                1971          1988          1997        10 to 30
Sturbridge Meadows            1985          1998          1998        10 to 30
Summerhill Glen               1980             -          1998        10 to 30
Van Deene Manor               1970          1990          1997        10 to 30
Village Arms                  1973          1998          1997        10 to 30
Webster Green                 1985             -          1998        10 to 30
Westwood Glen                 1972             -          1998        10 to 30
The Wharf                    1800's         1996          1997        10 to 30
Wilkins Glen                  1975             -          1998        10 to 30

Rhode Island
------------
Dean Estates II               1970          1994          1997        10 to 30
Royale                        1976          1993          1997        10 to 30
Tanglewood                    1973          1998          1998        10 to 30
Winchester Park               1972          1998          1998        10 to 30
Winchester Wood               1989          1998          1998        10 to 30

SCHEDULE III
PART II
ROLLFORWARD OF ASSETS AND ACCUMULATED DEPRECIATION

                                                             Years
                                                           ---------
Land, buildings and related improvements                    10 to 30
Furniture, fixtures and equipment                            5 to 7

The changes in total real estate assets for the
  years ended December 31 are as follows (in
  thousands):
                                                   1998        1997       1996
                                                -------------------------------
           Balance, beginning of year            $146,815    $  9,448    $5,153
           New property acquisitions              166,268     136,321     4,279
           Additions                                2,808       1,046        16
                                                -------------------------------
           Balance, end of year                  $315,891    $146,815    $9,448
                                                ===============================


The changes in accumulated depreciation for the years ended December 31 are as follows (in thousands):
                                                   1998        1997       1996
                                                -------------------------------
           Balance, beginning of year            $  3,154    $    867    $  559
           Depreciation                             5,629       2,287       308
           expense
                                                -------------------------------
           Balance, end of year                  $  8,783    $  3,154    $  867
                                                ===============================

EXHIBIT INDEX:


   EXHIBIT NO.                           DESCRIPTION

       2.1 Contribution Agreement, dated as of May 30, 1997, by and between Grove Operating, L.P., Northeast Apartments I Limited Partnership, West Hartford Center Associated Limited Partnership, Windsor Equity Partnership and Windsor Commons Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 30, 1997 (Commission File No. 1-13080))

       2.2 Form of First Amendment effective as of June 1, 1997 to Agreement of Limited Partnership of Windsor Arbor Limited Partnership (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 30, 1997 (Commission File No. 1-13080))

       2.3 Purchase and Sale Agreement, dated May 14, 1997, between Highland Income Partners, L.P., as Seller, and Grove Corporation, a Purchaser (incorporated by reference to
                   Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 2, 1997 (Commission File No. 1-13080))

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

       2.6 Agreement dated as of April 22, 1998 among The Grove Corporation and the twenty-two limited partnerships identified on Schedule 1 thereto (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 30, 1998 (Commission File No. 1-13080))

       2.7 Amendment dated as of August 31, 1998 to Conveyance Agreement dated as of April 22, 1998 among The Grove Corporation and the twenty-two limited partnerships identified on Schedule 1 thereto (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated October 30, 1998 (Commission File No. 1-13080))

       3.1 Third Amended and Restated Declaration of Trust of the Company dated March 14, 1997, as amended by Articles
                   Supplementary dated October 23, 1997 and by Articles of Amendment dated June 30, 1998 (incorporated by reference to
                   Exhibit 3.0 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998 (Commission File No. 1-123080))

       3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated March 14, 1997 and filed March 31, 1997 (Commission File No. 1-13080))

       4.1 Form of Agreement of Limited Partnership of Grove Operating, L.P., among the Company and the other partners named therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 13, 1997 (Commission File No. 1-13080))

       4.2 Revolving Credit Agreement among Grove Operating, L.P., and Rhode Island Hospital Trust National Bank (a Bank of Boston company) and Other Banks which may become parties to the Agreement and Rhode Island Hospital Trust National Bank, as Agent BancBoston Securities, Inc. As Arranger Dated April 30, 1998 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Commisssion File No. 1-13080))

       4.3         Amendment to the  Agreement of Limited  Partnership  of Grove
                   Operating, L.P. among the Company and the other partners named therein (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-2, No. 333-38183)

      10.1 Securities Purchase Agreement, dated February 20, 1997, between the Company and Morgan Stanley Group Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

      10.2 Securities Purchase Agreement, dated February 21, 1997, between the Company and ABKB/LaSalle Securities Limited (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

      10.3 Form of Securities Purchase Agreement executed by other Investors in the Private Placement (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

      10.4 Registration Rights Agreement, dated March 14, 1997, between the Company and the Investors (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

      10.5 Registration Rights Agreement, dated March 14, 1997, between the Company, Grove Operating, L.P. and certain partners of Grove Operating, L.P. (incorporated by reference to Exhibit
                   10.9 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

      10.6         1994 Share Option Plan (incorporated by reference to  Exhibit
                   10.16 to the Company's Registration Statement on Form SB-2 (File No. 33-76732))

      10.7 1996 Share Incentive Plan of Grove Property Trust, Grove Operating LP and Property Partnerships, as amended to March 11, 1998 (incorporated by reference to Appendix A to the Company's Notice of Annual Meeting and Proxy Statement dated April 30, 1998 (Commission File No. 1-13080))

      10.8 Noncompetition Agreement, dated March 14, 1997, among the Company, Grove Operating, L.P., National Realty Services Limited Partnership, GIG and Burgundy Associates Limited Partnership (incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

      10.9 Form of Noncompetition Agreement executed by each of Damon Navarro, Brian Navarro, Joseph LaBrosse, Edmund Navarro and Gerald McNamara (incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

      10.10 Amendment, dated as of October 15, 1997, to Noncompetition Agreement, dated March 14, 1997, between the Company and Damon Navarro (incorporated by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-2, No. 333-38183)

      10.11 Amendment, dated as of October 15, 1997, to Noncompetition Agreement, dated March 14, 1997, between the Company and Brian Navarro (incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-2, No. 333-38183)

      10.12 Amendment, dated as of October 15, 1997, to Noncompetition Agreement, dated March 14, 1997, between the Company and Edmund Navarro (incorporated by reference to Exhibit 10.17 of the Company's Registration Statement on Form S-2, No. 333-38183)

      10.13 Amendment, dated as of October 15, 1997, to Noncompetition Agreement, dated March 14, 1997, between the Company and Joseph LaBrosse (incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-2, No. 333-38183)

      10.14 Amendment, dated as of October 15, 1997, to Noncompetition Agreement, dated March 14, 1997, between the Company and Gerald McNamara (incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-2, No. 333-38183)

      10.15 Employment Agreement, dated March 14, 1997, between the Company and Damon Navarro (incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

      10.16        Amendment,  dated  as of  October  15,  1997,  to  Employment
                   Agreement, dated March 14, 1997, between the Company and Damon Navarro (incorporated by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-2, No. 333-38183)

      10.17 Employment Agreement, dated March 14, 1997, between the Company and Brian Navarro (incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

      10.18        Amendment,  dated  as of  October  15,  1997,  to  Employment
                   Agreement, dated March 14, 1997, between the Company and Brian Navarro (incorporated by reference to Exhibit 10.23 of the Company's Registration Statement on Form S-2, No. 333-38183)

      10.19 Employment Agreement, dated March 14, 1997, between the Company and Edmund Navarro (incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

      10.20        Amendment,  dated  as of  October  15,  1997,  to  Employment
                   Agreement, dated March 14, 1997, between the Company and Edmund Navarro (incorporated by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-2, No. 333-38183)

      10.21 Employment Agreement, dated March 14, 1997, between the Company and Joseph LaBrosse (incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

      10.22        Amendment,  dated  as of  October  15,  1997,  to  Employment
                   Agreement, dated March 14, 1997, between the Company and Joseph LaBrosse (incorporated by reference to Exhibit 10.27 of the Company's Registration Statement on Form S-2, No. 333-38183)

      10.23 Employment Agreement, dated March 14, 1997, between the Company and Gerald McNamara (incorporated by reference to Exhibit 10.18 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

      10.24        Amendment,  dated  as of  October  15,  1997,  to  Employment
                   Agreement, dated March 14, 1997, between the Company and Gerald McNamara (incorporated by reference to Exhibit 10.29 of the Company's Registration Statement on Form S-2, No. 333-38183)

      10.25 Form of Contribution Agreement among the Company, Grove Operating, L.P. and certain other parties (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 13, 1997 (Commission File No. 1-13080))

      10.26 Form of Indemnification Agreement by and between the Company, the Trust Managers and each of Damon Navarro, Brian Navarro, Edmund Navarro, Joseph LaBrosse, and Gerald McNamara (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form SB-2 (No. 33-76732))

      10.27 Assumption of Mortgage Deed and Security Agreement made June 23, 1994 by and among Southington Baron Limited Partnership, Charles D. Gersten, Ada C Berin, the Company, Damon D. Navarro and Brian A. Navarro (incorporated by reference to
                   Exhibit 10.22 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 (Commission File No. 1-13080))

      10.28 Mortgage Note from Southington Baron Limited Partnership to Charles D. Gersten and Ada C. Berin dated June 8, 1994 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 (Commission File No. 1-13080))

      10.29 Purchase and Sale Agreement between the Company and Grove Cambridge Associates Limited Partnership (incorporated by reference  to Exhibit 1 to the  Company's  Current  Report on
                   Form  8-K  dated  October  30,  1995   (Commission  File  No.
                   1-13080))

      10.30 Mortgage Note from the Company to First Union Bank of Connecticut dated January 11, 1996 (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 (Commission File No. 1-13080))

      10.31 Unlimited Guaranty among Grove Property Trust and Bankboston, N.A. dated November 6, 1998

       21          List of Subsidiaries

       23          Consent of Ernst & Young, LLP

       27          Financial Data Schedule