Form 10-Q
period 1999-03-31
GROVE PROPERTY TRUST
filed 1999-05-13
CIK 920776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                       or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from        to
                                                 ------    ------

                           Commission File No. 1-13080

                              GROVE PROPERTY TRUST
             (Exact name of registrant as specified in its charter)

               Maryland                               06-1391084
               --------                               ----------
    (State or other jurisdiction           (IRS Employer Identification No.)
    of incorporation or organization)

       598 Asylum Avenue, Hartford, Connecticut              06105
       ----------------------------------------            ----------
       (Address of Principal Executive Offices)            (Zip Code)

                                 (860) 246-1126
                ------------------------------------------------
                (Issuer's Telephone Number, including area code)


      Securities registered pursuant to Section 12(b) of the Exchange Act:

       Title of Each Class:           Name of Each Exchange On Which Registered:
       --------------------           ------------------------------------------
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
Yes: X   No:
    ---     ---

The number of Common Shares of Beneficial Interest outstanding as of April 30, 1999 was 8,559,147.

                              GROVE PROPERTY TRUST

                                    Form 10-Q
                                      Index

--------------------------------------------------------------------------------
                                                                          Page

PART I:   FINANCIAL INFORMATION                                             3

Item 1:   Consolidated Financial Statements (unaudited)                     3

          Consolidated Balance Sheets as of March 31, 1999 and
          December 31, 1998                                                 3

          Consolidated Statements of Income for the Three Months
          Ended March 31, 1999 and 1998                                     4

          Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 1999 and 1998                              5

          Notes to Consolidated Financial Statements                        6

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              13

Item 3:   Quantitative and Qualitative Disclosures About Market Risk       17


PART II:  OTHER INFORMATION                                                18

Item 1:   Legal Proceedings                                                18

Item 2:   Change in Securities and Use of Proceeds                         18

Item 3:   Defaults upon Senior Securities                                  18

Item 4:   Submission of Matters to a Vote of Security Holders              18

Item 5:   Other Information                                                18

Item 6:   Exhibits and Reports on Form 8-K                                 18

Signatures                                                                 20

                                      GROVE PROPERTY TRUST
                                  CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands, except par value)


                                                                 March 31, 1999    December 31, 1998
                                                                 --------------    -----------------
                                                                   (Unaudited)         (Audited)

                                            ASSETS
                                            ------
Real estate assets:
     Land ...................................................       $  47,154          $  47,208
     Buildings and improvements .............................         269,404            268,683
     Furniture, fixtures and equipment ......................           3,108              2,708
                                                                    ---------          ---------
                                                                      319,666            318,599
     Less accumulated depreciation ..........................         (12,084)            (9,651)
                                                                    ---------          ---------
       Net real estate assets ...............................         307,582            308,948
Cash and cash equivalents ...................................          10,147             15,262
Due from affiliates .........................................             208                262
Deferred charges, net of accumulated amortization
     of $216 and $153, respectively .........................           1,363              1,192
Other assets ................................................           2,246              1,451
                                                                    ---------          ---------
  Total assets ..............................................       $ 321,546          $ 327,115
                                                                    =========          =========

                              LIABILITIES AND SHAREHOLDERS' EQUITY
                              ------------------------------------

Liabilities:
     Mortgage notes payable (including  fair value step up of       $ 154,756          $ 162,141
       $8,742 and $9,421, respectively)
     Revolving credit facility ..............................          38,800             34,250
     Other liabilities ......................................           5,211              5,723
     Acquisition notes payable
                                                                       12,408             12,951
     Distributions payable ..................................           2,213              2,062
     Security deposits ......................................           3,270              3,194
     Due to affiliates ......................................             262                139
                                                                    ---------          ---------
  Total liabilities .........................................         216,920            220,460
Minority interests in consolidated partnerships .............             683                686
Minority interest in  the Operating Partnership .............          31,604             32,186
Shareholders' equity:
     Preferred shares, $.01 par value per share,
       1,000,000 shares authorized; no shares
       issued or outstanding ................................            --                 --
     Common shares, $.01 par value per share,
       34,000,000 shares authorized; 8,533,850 and 8,639,659
       shares issued and outstanding, respectively ..........              85                 86
     Additional paid-in capital .............................          79,163             80,182
     Distributions in excess of earnings ....................          (6,909)            (6,485)
                                                                    ---------          ---------
  Total shareholders' equity ................................          72,339             73,783
                                                                    ---------          ---------
  Total liabilities and shareholders' equity ................       $ 321,546          $ 327,115
                                                                    =========          =========

See notes to consolidated financial statements.

                                       GROVE PROPERTY TRUST
                                 CONSOLIDATED STATEMENTS OF INCOME
                                            (UNAUDITED)


                                                                       For the Three Months Ended March 31,
                                                                              1999                1998
                                                                              ----                ----
                                                                       (In thousands, except per share data)

Revenues:
    Rental income ...............................................            $15,253            $ 7,441
    Property management income- affiliates ......................                 49                 94
    Other property related income ...............................                174                 38
    Interest income .............................................                146                 15
                                                                             -------            -------
        Total revenues ..........................................             15,622              7,588
                                                                             -------            -------

Expenses:
    Property operating expenses .................................              6,086              2,647
    Real estate taxes ...........................................              1,410                779
    Interest expense ............................................              3,400              1,002
    Depreciation ................................................              2,433              1,143
    Amortization ................................................                 63                 36
    General and administrative ..................................                935                355
                                                                             -------            -------
        Total expenses ..........................................             14,327              5,962
                                                                             -------            -------

         Income before extraordinary items and minority interests              1,295              1,626

Minority interest in consolidated partnerships ..................                 15                 17

Minority interest in operating partnership ......................                387                422
                                                                             -------            -------

         Income before extraordinary items ......................                893              1,187

Extraordinary item related to debt extinguishment ...............                226                  0
                                                                             -------            -------

           Net income ...........................................            $ 1,119            $ 1,187
                                                                             =======            =======

Income before extraordinary item per common share - basic and
   assuming dilution ............................................            $  0.10            $  0.14
                                                                             =======            =======

Extraordinary item per common share - basic and
   assuming dilution ............................................            $  0.03            $  0.00
                                                                             =======            =======

Net income per common share - basic and assuming dilution .......            $  0.13            $  0.14
                                                                             =======            =======


Weighted average number of common shares outstanding-basic ......              8,642              8,454
Effect of warrants and stock options ............................                 84                 29
                                                                             -------            -------
Weighted average number of shares outstanding-assuming dilution .              8,726              8,483
                                                                             =======            =======

See notes to consolidated financial statements.

                                        GROVE PROPERTY TRUST
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                                        For the Three Months Ended March 31,
                                                                             1999                 1998
                                                                             ----                 ----
                                                                                   (In thousands)
Operating Activities:
Net income ...................................................            $  1,119             $  1,187
Adjustments to reconcile net income to net cash provided
     by operating activities
         Depreciation and amortization .......................               2,496                1,179
         Extraordinary item related to debt extinguishment ...                (226)                  --
         Minority interests ..................................                 402                  439
         Non-cash compensation expense .......................                  30                   30
Change in other assets .......................................                (643)                (635)
Change in accounts payable, accrued expenses and other
     Liabilities .............................................                (980)                 442
                                                                          --------             --------
Net cash provided by operating activities ....................               2,198                2,642
                                                                          --------             --------

Investing activities:
     Purchase of partnership interests .......................                (249)                (214)
     Additions to real estate assets .........................              (1,044)              (8,375)
                                                                          --------             --------
         Net cash used in investing activities ...............              (1,293)              (8,589)
                                                                          --------             --------

Financing activities:
     Net proceeds from mortgage notes payable ................                 388                7,399
     Net proceeds (repayments) from  Revolving Credit Facility               4,550                   --
     Equity offering costs ...................................                 (11)                 (11)
     Repayment of mortgage notes payable .....................              (7,370)                 (52)
     Borrowings from (loans to) affiliates, net ..............                 154                  115
     Financing costs .........................................                (234)                  --
     Extraordinary item related to debt extinguishment .......                 (79)                  --
     Repurchase of stock .....................................              (1,358)                  --
     Dividends and distributions paid ........................              (2,060)              (1,461)
                                                                          --------             --------
         Net cash provided by (used in) financing activities .              (6,020)               5,990
                                                                          --------             --------

Net change in cash and cash equivalents ......................              (5,115)                  43
Cash and cash equivalents, beginning of period ...............              15,262                1,466
                                                                          --------             --------
Cash and cash equivalents, end of period .....................            $ 10,147             $  1,509
                                                                          ========             ========

Supplemental Information:
     Cash paid for interest ..................................            $  3,396             $  1,004

See notes to consolidated financial statements.

                              GROVE PROPERTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999

1.  FORMATION AND DESCRIPTION OF THE COMPANY
    ----------------------------------------

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


2.  ACQUISITIONS AND EQUITY OFFERINGS
    ---------------------------------

    On January 23, 1998, the Company purchased an apartment community, Tanglewood Apartments, located in West Warwick, Rhode Island, from an unrelated party. The purchase price of approximately $7.0 million was paid utilizing borrowings under the Original Revolving Credit Facility (as defined in Note 5).

    On April 1, 1998, the Company purchased a specialty retail property in Freeport, Maine, and an apartment community in Agawam, Massachusetts. The retail property includes a 25,000 square foot complex and was purchased for approximately $7.2 million. The apartment community includes 88 units and was purchased from an affiliate of the Company for approximately $3.3 million. These acquisitions were financed through the assumption of a $6.8 million first mortgages on the retail property, issuance of 5,818 Common Units for $0.06 million, and utilizing borrowings under the Original Revolving Credit Facility.

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

    As of October 31, 1998 for financial purposes the Company acquired 18 apartment communities located in Greater Boston, Massachusetts, from an unrelated party. The Operating Partnership issued 919,009 Common Units as part of the purchase price for the assets acquired from the McNeil Partnership, at $9.82 per unit for $9.02 million, assumed $62.3 million in debt and drew down $18.75 million under the 1998 Credit Facility. Certain other debt obligations of the Company relate to this acquisition (see Note
    6).

    On October 31, 1998, management contracts purchased in connection with the McNeil Transaction were expensed.

    On November 30, 1998 the Company acquired an apartment community, Rockingham Glen Apartments, located in West Roxbury, Massachusetts , from an unrelated party. The Operating Partnership issued 104,525 Common Units valued at $10.40 per unit for $1.09 million, assumed $4.4 million in mortgage debt and borrowed $2.9 million under the 1998 Credit Facility.

    As of December 31, 1998 for financial purposes the Company acquired an apartment community, Highland Glen Apartments, located in Westwood, Massachusetts, from an unrelated party. The Operating Partnership issued 23,091 Common Units as part of the purchase price for the assets acquired from the McNeil Partnership, at $11.43 per unit for $0.26 million, assumed $6.9 million in mortgage debt and drew down $0.5 million under the 1998 Credit Facility. Certain other debt obligations of the Company relate to this acquisition (see Note 6).

    The Company intends to continue to operate all of its multi-family communities and retail commercial properties as rental properties.

3.  SIGNIFICANT ACCOUNTING POLICIES
    -------------------------------

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

    The accompanying interim financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature, which are necessary to fairly state the interim financial statements. The results of operations for the interim period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

    Use of Estimates
    ----------------

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

    Per Share Data
    --------------

    In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude the dilutive effects of options and warrants. Earnings per share, assuming dilution, is very similar to fully diluted earnings per share.

    Income per common share information is based on the weighted average number of Common Shares outstanding during each period.


    Stock-Based Compensation
    ------------------------

    The Company has adopted Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation. This statement defines a fair value based method of accounting for employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under APB No. 25, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. The Company has elected to continue to account for its employee stock compensation plans under APB No. 25 (see Note 7).

    Advertising
    -----------

    The Company expenses advertising costs as incurred. Advertising costs were $129,642 and $106,354 for the three months ended March 31, 1999 and 1998, respectively.

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

4.  MORTGAGE NOTES PAYABLE
    ----------------------

    Total mortgage notes payable of $154,756,000 includes a fair value step up of $8,742,000. The contractual principal amount outstanding of mortgage notes payable is $146,014,000. The $8,742,000 step up relates to $47,989,000 of above market interest rate mortgages, which were assumed in connection with the purchase of the McNeil Portfolio. The interest rates on the assumed debt are between 7.46% and 12.47%. The step up was computed using the Company's estimated current market interest rate of 7%. The step up amount is not the legal stipulated principal amount of the respective mortgage and, accordingly, this increase does not increase the contractual obligation of the Company. If these loans are paid off in advance of their maturity, the amount of the related step up on the consolidated balance sheets will be accounted for as extraordinary income (see Note 2).

    On June 1, 1998, the Company obtained a $63.0 million ten-year term loan with a lender. The net proceeds of the loan were used to repay an existing $15.0 million loan, acquire two properties in East Providence for $17.0 million (see Note 2), pay down $27.0 million of the 1998 Credit Facility and the remaining amount of approximately $4.0 million was deposited in working capital reserves or used for transaction costs. Payments of interest only are due under the new $63.0 million loan at an effective fixed interest rate of 6.71% and the loan matures in June 2008.

    On March 15, 1999 the Company prepaid The Highland Glen mortgage note of $6.5 million. This prepayment transaction resulted in the recognition of extraordinary income related to debt extinguishment of $0.32 million ($0.4 million fair value step up offset by $0.08 million prepayment penalty and other expenses related to the prepayment of the mortgage).

    As of March 31, 1999, the Company's weighted average interest rate on its long-term debt is 7.81% and its weighted average maturity is 11 years.

    Mortgage notes payable consist of the following at March 31, 1999 (in thousands):

      Amortizing first mortgage notes          $  87,756
      Interest only first mortgage notes          67,000
                                              -----------
                                               $ 154,756
                                              ===========

    The amortizing first mortgage notes have fixed interest rates between 7.04% and 12.47%. These notes mature between the years 2000 and 2031 and are collateralized by twenty-seven of the properties with a carrying amount of approximately $129,710 million as of March 31, 1999. Certain of these notes are partially guaranteed by certain executive officers and shareholders of the Company.

    There are two interest only first mortgage notes. One note has a principal balance of $4.0 million requiring monthly payments of interest only at a fixed rate of 7.00% and matures in 2007. This note is collateralized by one property with a carrying amount of approximately $7.8 million as of March 31, 1999. The other note has a principal balance of $63.0 million requiring monthly payments of interest at an effective fixed interest rate of 6.71% and matures in 2008. This note is collateralized by seventeen properties with an aggregate-carrying amount of approximately $85.4 million as of March 31, 1999.

    Annual principal payments due as of March 31, 1999, are as follows (in thousands):

                           Period Ending March 31,
                           -----------------------
                           1999          $  2,690
                           2000             5,201
                           2001             3,400
                           2002             3,562
                           2003             7,778
                           Thereafter     132,125
                                         --------
                                         $154,756
                                         ========

5.  REVOLVING CREDIT FACILITY
    -------------------------

    In March, 1997, the Operating Partnership entered into the Original Revolving Credit Facility, guaranteed by the Company for up to $25.0 million. Borrowings under the Original Revolving Credit Facility were collateralized by thirteen properties and interest was payable monthly at a floating rate of 1.5% above the 30, 60, or 90-day LIBOR rate.

    In  April  1998,  the  Operating  Partnership  entered  into a new  two-year
    Revolving Credit Facility (the "1998 Credit Facility") with its bank and retired the Original Revolving Credit Facility. The 1998 Credit Facility increased the availability of the credit line to $50.0 million from $25.0 million and converted the line to an unsecured line from a secured line. The 1998 Credit Facility bears interest payable monthly at a floating rate of 1.5% above the 30, 60, or 90-day LIBOR rate. The 1998 Credit Facility is available to fund future property acquisitions and up to $5.0 million is available to fund working capital needs. As of March 31, 1999, the 1998 Credit Facility had $38.8 million outstanding. The Operating Partnership is required to meet certain financial covenants as defined in the 1998 Credit Facility agreement.

6.  ACQUISITION NOTES PAYABLE
    -------------------------

    In conjunction with the purchase of the McNeil Portfolio, the Company agreed to issue additional Common Units and pay cash to certain continuing partners in the event that a McNeil Portfolio property was converted to a market rate property. The Acquisition Notes Payable are obligations related to three McNeil Properties (Rockingham Glen, 929 House, and Glen Meadow), to pay additional cash and issue additional Common Units when the properties are converted to market rate properties. On November 30, 1998, the mortgages on two of the properties (Glen Meadow and 929 House) were modified to allow these properties to be converted to 80% market rate units and 20% moderate income units. The Rockingham Glen mortgage was modified in the third quarter of 1998 to allow this property to be converted to 80% market rate units and 20% moderate income units. It is anticipated that approximately $5.1 million of the Acquisition Notes Payable will be paid on April 30, 1999 (consisting of approximately $1.8 million in cash and $3.3 million in Common Units). The majority of the remaining balance of the Acquisition Notes Payable of approximately $7.3 million is expected to be paid on October 31, 1999 (consisting of approximately $4.0 million in cash and approximately $3.3 million in Common Units). When the Common Units are issued, the Acquisition Notes Payable balance will be reduced by the value of Common Units issued and the Company's Minority Interests in the Operating Partnership will be increased by a corresponding amount.

7.  SHAREHOLDERS' EQUITY

    The following table outlines the 1999 and 1998 activity in the Operating Partnership equity accounts:

                                                                        Number of:
                                                                  --------------------------
                                                                                  Limited
                                                                   Company's     Partners'
                                                                   Operating     Operating
                                                                  Partnership   Partnership
                                                                     Units         Units
                                                                     -----         -----
    Outstanding at January 1, 1998                                 8,453,829     3,003,792
    April 1998 acquisitions                                             -            5,818
    Common  Units redeemed April 1998 through December 1998             -         (252,153)
    Common  Units exchanged July 1998 through December  1998          35,307       (35,307)
    Common Shares repurchased  September 1998 through December      (304,630)          -
    1998
    Executive stock grants - September 1998                           63,153           -
    Private placement to executive officers - November 1998          392,000           -
    October 1998 acquisitions                                            -         919,009
    November 1998 acquisitions                                           -         104,525
    December 1998 acquisitions                                           -          23,091
                                                                  --------------------------
    Outstanding at December 31, 1998                               8,639,659     3,768,775
    Common  Units exchanged January 1999 through March 1999           18,177       (18,177)
    Common  Units redeemed January 1999 through March 1999              -          (22,321)
    Common Shares repurchased January 1999 through March 1999       (123,986)         -
                                                                  --------------------------
    Outstanding at March 31, 1999                                  8,533,850     3,728,277
                                                                  ==========================
       Ownership Percentage                                            69.6%         30.4%
                                                                  ==========================

    Income is allocated to the Minority Interest in the Operating Partnership based on its weighted average ownership percentage of the Operating Partnership. The ownership percentage is computed by dividing the weighted average number of Common Units held by the Limited Partners other than the Company ("Minority Interest") by the total weighted average Common Units outstanding. Issuance of additional Common Shares in connection with requested redemption's of Common Units or redemption of Common Units for cash changes the ownership percentage of both the Minority Interest and the Company. Such transactions and the proceeds therefrom are treated as capital transactions and result in an allocation between Shareholders' Equity and Minority Interest in the Operating Partnership to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.

    A Common Unit and a Common Share have essentially the same economic characteristics as they effectively share equally in the net income or loss and distributions of the Operating Partnership. Common Units generally may be redeemed for cash or, at the election of the Company, for Common Shares on a one-for-one basis subject to certain adjustment provisions. Common Shares have been reserved for future issuance as follows:



        Common  Units not owned by the Company (see above)     3,728,277
        Underwriters warrants                                     47,248
        Stock options issued                                   1,124,623
        Additional stock options issuable                        443,100
                                                              ----------
                                                               5,343,248
                                                              ==========


8.  FAIR VALUE OF FINANCIAL INSTRUMENTS
    -----------------------------------

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

9.  SEGMENT REPORTING
    -----------------

    The Company's reportable segments are strategic real estate types of investments. They are managed separately because each real estate type requires a different strategy.

    The Company has three reportable segments; residential, subsidized residential, and retail. The residential segment includes those properties that are rented to residents only for residential purposes. The subsidized residential segment includes properties that are used for residential purposes; however, these properties are operating and receive subsidization under various programs accordingadministered by the U.S. Department of Housing and Urban Development or the M assachusetts Housing Finance Authority. The retail segment includes those properties whose space is rented for stores, restaurants, and other retail uses.

    The following table presents information about reported segment profit or loss and segment assets. The Company does not allocate income taxes or unusual items to segments. In addition, not all segments have significant noncash items other than depreciation and amortization in reporting profit or loss (dollars in thousands):

                             Three Months Ended March 31, 1999
                             ---------------------------------

                                                     Subsidized
                                     Residential     Residential      Retail         Total
                                     -----------     -----------      ------         -----

Revenues ......................        $ 11,413       $  3,455       $    660       $ 15,528
Interest Expense ..............        $  1,938       $    806       $     70       $  2,814
Depreciation and amortization..        $  1,889       $    357       $    143       $  2,389
Segment Profit ................        $  2,194       $  1,237       $    288       $  3,719
Extraordinary income ..........        $      0       $    324       $      0       $    324
Segment Assets ................        $237,335       $ 54,351       $ 19,657       $311,343
FFO ...........................        $  4,065       $  1,269       $    429       $  5,763


                             Three Months Ended March 31, 1998
                             ---------------------------------

                                                     Subsidized
                                     Residential     Residential      Retail         Total
                                     -----------     -----------      ------         -----

Revenues ......................        $  7,069       $      0       $    398       $  7,467
Interest Expense ..............        $    527       $      0       $     70       $    597
Depreciation and amortization..        $  1,089       $      0       $     78       $  1,167
Segment Profit ................        $  2,051       $      0       $    137       $  2,188
Extraordinary income ..........        $      0       $      0       $      0       $      0
Segment Assets ................        $135,296       $      0       $ 10,880       $146,176
FFO ...........................        $  3,104       $      0       $    216       $  3,320

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon profit or loss from operations before income taxes.

    The following presentation of reconciliation of reportable segment revenues, profit or loss, and assets, to the Company's consolidated totals.


                                               For the Three Months Ended
                                                         March 31,
                                                    1999          1998
                                                    ----          ----
Revenues
--------
     Total revenues for reportable segments        $15,528       $7,467
     Other revenues                                     94          121
                                                   -------       ------
     Total consolidated revenues                   $15,622       $7,588
                                                   =======       ======

                                               For the Three Months Ended
                                                         March 31,
                                                    1999          1998
                                                    ----          ----
Profit or Loss
--------------

     Total profit/loss for reportable segments     $ 3,719       $ 2,188
     Other profit or loss                           (2,424)         (562)
                                                   -------       -------
     Income before extraordinary item and
        minority interests                         $ 1,295       $ 1,626
                                                   =======       =======

Assets
------

     Total assets for reportable segments         $311,343      $146,176
     Other revenues                                 10,203         9,777
                                                  --------      --------
     Total consolidated revenues                  $321,546      $155,953
                                                  ========      ========


                                        Three Months Ended March 31, 1999
                                        ---------------------------------

Other Significant Items
-----------------------
                                     Segment                    Consolidated
                                     Totals       Non-segment      Totals
                                     ------       -----------      ------

     Interest expense               $  2,814        $    586      $  3,400
     Depreciation and amortization  $  2,389        $    107      $  2,496



                                        Three Months Ended March 31, 1999
                                        ---------------------------------

Other Significant Items
-----------------------
                                     Segment                    Consolidated
                                     Totals       Non-segment      Totals
                                     ------       -----------      ------
     Interest expense               $    597        $    405      $  1,002
     Depreciation and amortization  $  1,167        $     12      $  1,179

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The results of operations for the three months ended March 31, 1999 include the three multifamily properties that the Company has owned since inception (the "Original Properties"), a fourth property that was acquired on January 12, 1996, twenty properties acquired on March 14, 1997 , the fourteen properties subsequently acquired in 1997 (collectively referred to as the "1997 Properties") and the twenty-sevenproperties purchased in 1998 (the "1998 Properties"). In addition, all of the previously mentioned properties of the Company are collectively referred to as the "Properties".

The results of operations for the three months ended March 31, 1999 include the 61 residential communities and four retail properties owned since January 1, 1998.

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

Results of  Operations  of the Company for the Three Months Ended March 31, 1999
--------------------------------------------------------------------------------
and 1998.
---------

Total revenues increased $7,812,000 from $7,441,000 to $15,253,000 during the three months ended March 31, 1999, as compared to the corresponding period in 1998. The increase is primarily due to the operations of the properties acquired during the period from April 1998 to December 31, 1998 (the "Recent Acquisitions"). (See Note 2 to the consolidated financial statements for details.)

The properties experienced an increase in rental rates and an increase in occupancy. The weighted average monthly rental rates increased to $775 for the three months ended March 31, 1999 from $700 for the same period in 1998. Economic occupancy increased to an aggregate weighted average occupancy of 95.7% for the three months ended March 31, 1999 from an aggregate weighted average occupancy of 94.3% for the same period in 1998.

Property operating and maintenance expenses increased $3,439,000 from $2,647,000 to $6,086,000 during the three months ended March 31, 1999, as compared to the corresponding period in 1998. The increase is primarily due to the operations of the Recent Acquisitions.

Real estate taxes increased $631,000 from $779,000 to $1,410,000 during the three months ended March 31, 1999, as compared to the corresponding period in 1998. The increase is due primarily to the Recent Acquisitions.

Interest expense increased $2,398,000 from $1,002,000 to $3,400,000 during the three months ended March 31, 1999, as compared to the corresponding period in 1998. The increase is primarily due to the assumption of mortgage debt and new debt related to the Recent Acquisitions.

General and administrative expenses increased $580,000 from $355,000 to $935,000 during the three months ended March 31, 1999, as compared to the corresponding period in 1998. This increase is primarily due to the increased costs associated with the change in size and structure of the Company.

Depreciation and amortization increased $1,317,000 from $1,179,000 to $2,496,000 during the three months ended March 31, 1999, as compared to the corresponding period in 1998. This increase is related to the Recent Acquisitions.

The Company's income before extraordinary items decreased $294,000 from $1,187,000 to $893,000 during the three months ended March 31, 1999, as compared to the corresponding period in 1998. The decrease in income before extraordinary items is primarily due to increased interest expense due to borrowings related to property acquisitions.

In March 1999 the Company prepaid The Highland Glen mortgage note of $6.5 million. This prepayment transaction resulted in the recognition of extraordinary income related to debt extinguishment of $0.32 million ($0.4 million fair value step up offset by $0.08 million prepayment penalty).

SAME COMMUNITY ANALYSIS

For the Three Months Ended March 31, 1999 and 1998.
---------------------------------------------------

The Same Community analysis includes 35 apartment communities (3,506 apartments) owned by Grove or its affiliated predecessors since the beginning of 1998. On a Same Community basis, the weighted average monthly rental rate per apartment increased 4.3% to $734 from $704 and the economic occupancy rate increased to 95.7% from 94.2% for the first quarter of 1999 versus the first quarter of 1998. Overall, Same Community net operating income increased 8.2% to $4.26 million from $3.93 million for the first quarter of 1999 versus the first quarter of 1998. Net operating income increased 8.2% due to a 6.4% increase in revenues offset by a 4.0% increase in operating expenses. Revenues increased due to increases in rental rates and occupancy. Expenses increased primarily due to increased snow removal costs as compared to the unusually mild weather experienced in the first quarter of 1998.

The following table summarizes Same Community operations:

                                         ------------------
                                         Three Months Ended
                                               March 31,          %
                                         ------------------
                                           1999       1998      Change
                                           ----       ----      ------
Economic Occupancy                         95.7%      94.2%       1.5%
                                         =====================
Average monthly rental rate per unit       $ 734     $ 704        4.3%
                                         =====================
Revenues (millions)                        $7.40     $6.96        6.4%
Operating expenses (millions)               3.14      3.02        4.0%
                                         ------------------------------
    Net operating income (millions)        $ 4.26    $3.93        8.2%
                                         ==============================


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $10,147,000 as of March 31, 1999. The Company's ratio of long-term debt, including the 1998 Credit Facility to total market capitalization on March 31, 1999 was 57.3% based on total market capitalization of $337.64 million based on 12,262,127 Common Units and Common Shares valued at $11.75 per share/unit (the closing price on March 31, 1999) plus $193.55 million of long-term debt, including the 1998 Credit Facility.

Cash provided by operating activities was $2,197,863 for the three months ended March 31, 1999. Cash used in investing activities was $1,292,993 for the three months ended March 31, 1999. Net cash used in financing activities was $6,019,618 for the three months ended March 31, 1999.

On March 17, 1999, the Company declared a dividend of $0.18 per share, which was paid on April 15, 1999. The dividends declared during the period resulted in a 61.7% pay out of funds from operations for the three months ended March 31, 1999.

In April 1998, the Operating Partnership entered into the 1998 Credit Facility with its bank and retired the Original Revolving Credit Facility. The 1998 Credit Facility increased the availability of the credit line to $50.0 million from $25.0 million and converted the line to an unsecured line from a secured line. The 1998 Credit Facility bears interest payable monthly at a floating rate of 1.5% above the 30, 60, or 90-day LIBOR rate. The 1998 Credit Facility is available to fund future property acquisitions and up to $5.0 million is available to fund working capital needs. As of March 31, 1999, borrowings of $38.8 million were outstanding under the 1998 Credit Facility.

Acquisition Notes Payable are obligations related to three McNeil Properties (Rockingham Glen, 929 House, and Glen Meadow), to pay additional cash and issue additional Common Units when the properties are converted to market rate properties. On November 30, 1998, the mortgages on two of the properties (Glen Meadow and 929 House) were modified to allow these properties to be converted to 80% market rate units and 20% moderate income units. The Rockingham Glen mortgage was modified in the third quarter of 1998 to allow this property to be converted to 80% market rate units and 20% moderate income units. It is anticipated that approximately $4.1 million of the Acquisition Notes Payable will be paid on April 30, 1999 (consisting of approximately $0.7 million in cash and $3.4 million in Common Units). The majority of the remaining balance of the Acquisition Notes Payable of approximately $8.3 million is expected to be paid on October 31, 1999 (consisting of approximately $4.1 million in cash and approximately $4.2 million in Common Units). When the Common Units are issued, the Acquisition Notes Payable balance will be reduced by the value of Common Units issued and the Company's Minority Interests in the Operating Partnership will be increased by a corresponding amount.

During 1998, the Board of Directors authorized the Company to purchase up to 400,000 Common Shares. In the first quarter of 1999, the Board of Directors authorized the Company to purchase up to an additional 500,000 Common Shares. Purchases are being made in the open market and are being funded from operating cash flow and the Company's 1998 Credit Facility. As of March 31, 1999, the Company has repurchased 428,616 shares from inception at an average price of $10.13 per share.

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

YEAR 2000

In the course of the Company's planned upgrade of its information systems to accommodate growth of its business, the Company will assure that its computer software and hardware will be year 2000 compliant. To date, the Company anticipates that the upgrade of its information systems will be completed during 1999 and believes that the cost thereof is not material and will not have a material impact on net income, assets or liabilities. The Company has incurred $ 0 specifically related to Year 2000 compliance and anticipates $ 50,000 of future related costs. The Company has identified the other non-information systems that depend on microprocessors in the conduct of its business. Because of the nature of the Company's business, it does not depend to any material extent on electronic interchange of data or information with its residents, suppliers or vendors. The following table outlines the Company's status to date of risks associated with the Year 2000 problem:

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

FFO increased from $2.7 million to $3.6 million for the three months ended March 31, 1999 from the three months ended March 31, 1998. Dividends declared for the three months ended March 31, 1999 were $0.18 per share, representing 60.8% of FFO, while dividends declared for the three months ended March 31, 1998 were $0.17 per share representing 71.3% of FFO.

FFO was calculated as follows (in thousands):

                                                      For the Three Months
                                                         Ended March 31,
                                                        1999        1998
                                                        ----        ----
Income before minority interests and
    extraordinary items                                $1,295       $1,626
Real estate depreciation and amortization               2,375        1,135
                                                     -----------  ----------
Funds from operations before minority                   3,670        2,761
interests
Minority interests in consolidated partnerships            30           29
                                                     ===========  ==========
FFO                                                    $3,640       $2,732
                                                     ===========  ==========


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily from its 1998 Credit Facility. A hypothetical 100 basis point adverse move (decrease) in interest rates along the entire interest rate yield curve would adversely affect the net fair value of all interest sensitive financial instruments by $388,000 at March 31, 1999.

PART II.  OTHER INFORMATION

Item 1:   Legal Proceedings

NONE

Item 2:   Change in Securities and Use of Proceeds

NONE

Item 3:   Defaults upon Senior Securities

NONE

Item 4:   Submission of Matters to a Vote of Security Holders

NONE

Item 5:   Other Information

NONE

Item 6:   Exhibits and Reports on Form 8-K

(a)  Exhibits

     No.      Description
     ---      -----------

     27       Financial Data Schedule

(b)  Reports on Form 8-K

     During the quarter ended March 31, 1999, the Company filed a Current Report on Form 8-K dated January 14, 1999 (reporting under Items 5 and 7) regarding the Company's acquisition of one residential property; a Current Report on Form 8-K/A no. 1 dated December 2, 1998, amending Item 7 as originally filed; and a Current Report on Form 8-K/A no. 1 dated January 14, 1999, amending Item 7 as originally filed. Amendments to such Current Reports included the following financial statements:

12/2/98 FORM 8-K:
-----------------
     (a)  Financial Statements of business acquired.

Abington Glen and Rockingham Glen
---------------------------------
Statement of Revenue and Certain Expenses for the nine months ended September 30, 1998 and the year ended December 31, 1997.

     (b)  Pro Forma Financial Statements.

          Pro Forma Condensed Consolidated Balance Sheet of Grove Property Trust (the "Company") (Unaudited):

          Pro Forma Condensed Consolidated Balance Sheet of the Company as of September 30, 1998.

          Notes to the Pro Forma Condensed Consolidated Balance Sheet.

          Pro Forma Condensed Consolidated Statements of Income of the Company for the nine months ended September 30, 1998 and the year ended December 31, 1997.

          Notes to the Pro Forma Condensed Consolidated Statements of Income.

1/14/99 FORM 8-K:
-----------------
     (a)  Financial Statements of business acquired.

Highland Glen
-------------
Statement of Revenue and Certain Expenses for the nine months ended September 30, 1998 and the year ended December 31, 1997.

     (b)  Pro Forma Financial Statements.

          Pro  Forma  Condensed   Consolidated  Balance  Sheet  of  the  Company
          (Unaudited):

          Pro Forma Condensed Consolidated Balance Sheet of the Company as of September 30, 1998.

          Notes to the Pro Forma Condensed Consolidated Balance Sheet.

          Pro Forma Condensed Consolidated Statements of Income of the Company for the nine months ended September 30, 1998 and the year ended December 31, 1997.

          Notes to the Pro Forma Condensed Consolidated Statements of Income.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    REGISTRANT:

                                    GROVE PROPERTY TRUST


May 13, 1999                        By: /S/ JOSEPH R. LABROSSE
                                       -------------------------------------
                                       Name: Joseph R. LaBrosse
                                       (On behalf of the registrant and as
                                       Chief Financial Officer)

                                  EXHIBIT INDEX

          Exhibit Number                Description
          --------------                -----------

               27                  Financial Data Schedule