Form 10-Q
period 1999-06-30
GROVE PROPERTY TRUST
filed 1999-08-12
CIK 920776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                       or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                 -----    -----
                           Commission File No. 1-13080

                              GROVE PROPERTY TRUST
             (Exact name of registrant as specified in its charter)

          Maryland                                       06-1391084
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                 598 Asylum Avenue, Hartford, Connecticut 06105
               (Address of Principal Executive Offices) (Zip Code)

                                 (860) 246-1126
                (Issuer's Telephone Number, including area code)


      Securities registered pursuant to Section 12(b) of the Exchange Act:

     Title of Each Class:            Name of Each Exchange on Which Registered:
     --------------------            ------------------------------------------
 Common Shares of Beneficial                  American Stock Exchange
  Interest, $.01 par value


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


The number of Common Shares of Beneficial Interest outstanding as of July 31, 1999 was 8,510,115.

                              GROVE PROPERTY TRUST

                                    Form 10-Q
                                      Index

--------------------------------------------------------------------------------

                                                                          Page

Part I:     Financial Information                                           3

Item 1:     Consolidated Financial Statements (unaudited)                   3

            Consolidated Balance Sheets as of June 30, 1999 and
            December 31, 1998                                               3

            Consolidated Statements of Income for the Three
            Months Ended June 30, 1999 and 1998                             4

            Consolidated Statements of Income for the Six Months
            Ended June 30, 1999 and 1998                                    5

            Consolidated Statements of Cash Flows for the Six
            Months Ended June 30, 1999 and 1998                             6

            Notes to Consolidated Financial Statements                      7

Item 2:     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            13

Item 3:     Quantitative and Qualitative Disclosures About
            Market Risk                                                    18


Part II:    Other Information                                              19

Item 1:     Legal Proceedings                                              19

Item 2:     Change in Securities and Use of Proceeds                       19

Item 3:     Defaults upon Senior Securities                                19

Item 4:     Submission of Matters to a Vote of Security Holders            19

Item 5:     Other Information                                              19

Item 6:     Exhibits and Reports on Form 8-K                               19

Signatures                                                                 20


                                               GROVE PROPERTY TRUST
                                           CONSOLIDATED BALANCE SHEETS
                                     (Dollars in thousands, except par value)


                                                                     June 30, 1999           December 31, 1998
                                                                     -------------           -----------------
                                                                      (Unaudited)                (Audited)

                                                    ASSETS
Real estate assets:
     Land                                                            $     46,052               $     47,208
     Buildings and improvements                                           263,618                    268,683
     Furniture, fixtures and equipment                                      3,265                      2,708
                                                                ----------------------     ---------------------
                                                                          312,935                    318,599
     Less accumulated depreciation                                        (13,216)                    (9,651)
                                                                ----------------------     ---------------------
       Net real estate assets                                             299,719                    308,948
Real estate held for sale                                                   9,136                          0
Cash and cash equivalents                                                  13,045                     15,262
Due from affiliates                                                           160                        262
Deferred charges, net of accumulated amortization
     of $272 and $153, respectively                                         1,435                      1,192
Other assets                                                                1,995                      1,451
                                                                ----------------------     ---------------------
  Total assets                                                       $    325,490               $    327,115
                                                                ======================     =====================


                                     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Mortgage notes payable (including  fair value step up of
       $8,583 and $9,421, respectively)                              $    158,244               $    162,141
     Revolving credit facility                                             41,650                     34,250
     Other liabilities                                                      5,839                      5,723
     Acquisition notes payable                                              7,344                     12,951
     Distributions payable                                                  2,231                      2,062
     Security deposits                                                      3,457                      3,194
     Due to affiliates                                                        292                        139
                                                                ----------------------     ---------------------
  Total liabilities                                                       219,057                    220,460
Minority interests in consolidated partnerships                               690                        686
Minority interest in the Operating Partnership                             33,747                     32,186
Shareholders' equity:
     Preferred shares, $.01 par value per share,
       1,000,000 shares authorized; no shares
       issued or outstanding                                                -                          -
     Common shares, $.01 par value per share,
       34,000,000 shares authorized; 8,510,115 and 8,639,659
       shares issued and outstanding, respectively                             85                         86
     Additional paid-in capital                                            79,297                     80,182
     Distributions in excess of earnings                                   (7,386)                    (6,485)
                                                                ----------------------     ---------------------
  Total shareholders' equity                                               71,996                     73,783
                                                                ----------------------     ---------------------
  Total liabilities and shareholders' equity                         $    325,490               $    327,115
                                                                ======================     =====================

See notes to consolidated financial statements.


                                               GROVE PROPERTY TRUST
                                        CONSOLIDATED STATEMENTS OF INCOME
                                                   (Unaudited)


                                                                        For the Three Months Ended June 30,
                                                                           1999                     1998
                                                                           ----                     ----
                                                                       (In thousands, except per share data)
Revenues:
    Rental income                                                        $  15,615                 $   8,438
    Property management income- affiliates                                      91                       139
    Other property related income                                              184                        43
    Interest income                                                            134                        32
                                                                    -------------------       ------------------
        Total revenues                                                      16,024                     8,652
                                                                    -------------------       ------------------

Expenses:
    Property operating expenses                                              5,819                     2,893
    Real estate taxes                                                        1,453                       837
    Interest expense                                                         3,448                     1,388
    Depreciation                                                             2,515                     1,266
    Amortization                                                                56                        34
    General and administrative                                               1,170                       444
                                                                    -------------------       ------------------
        Total expenses                                                      14,461                     6,862
                                                                    -------------------       ------------------

         Income before extraordinary expense and minority                    1,563                     1,790
         interests

Minority interest in consolidated partnerships                                  23                        22

Minority interest in operating partnership                                     485                       456
                                                                    -------------------       ------------------

         Income before extraordinary items                                   1,055                     1,312

Extraordinary expense related to debt extinguishment                             0                      (838)
                                                                    -------------------       ------------------

           Net income                                                    $   1,055                 $     474
                                                                    ===================       ==================

Income before extraordinary expense per common share - basic and
   assuming dilution                                                     $    0.12                 $    0.16
                                                                    ===================       ==================

Extraordinary expense per common share - basic and
   assuming dilution                                                     $   (0.00)                $   (0.10 )
                                                                    ===================       ==================

Net income per common share - basic and assuming dilution                $    0.12                 $    0.06
                                                                    ===================       ==================


Weighted average number of common shares outstanding-basic                   8,510                     8,454
Effect of warrants and stock options                                           154                         8
                                                                    -------------------       ------------------
Weighted average number of shares outstanding-assuming dilution              8,664                     8,462
                                                                    ===================       ==================

See notes to consolidated financial statements.


                                               GROVE PROPERTY TRUST
                                        CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)

                                                                         For the Six Months Ended June 30,
                                                                           1999                     1998
                                                                           ----                     ----
                                                                       (In thousands, except per share data)
Revenues:
    Rental income                                                        $  30,868                 $  15,879
    Property management income- affiliates                                     140                       233
    Other property related income                                              358                        81
    Interest income                                                            280                        47
                                                                    -------------------       ------------------
        Total revenues                                                      31,646                    16,240
                                                                    -------------------       ------------------

Expenses:
    Property operating expenses                                             11,905                     5,540
    Real estate taxes                                                        2,863                     1,616
    Interest expense                                                         6,848                     2,390
    Depreciation                                                             4,948                     2,409
    Amortization                                                               120                        70
    General and administrative                                               2,105                       799
                                                                    -------------------       ------------------
        Total expenses                                                      28,789                    12,824
                                                                    -------------------       ------------------

         Income before extraordinary expense and minority                    2,857                     3,416
         interests

Minority interest in consolidated partnerships                                  42                        39

Minority interest in operating partnership                                     869                       878
                                                                    -------------------       ------------------

         Income before extraordinary expense                                 1,946                     2,499

Extraordinary income (expense) related to debt extinguishment                  226                     (838)
                                                                    -------------------       ------------------

           Net income                                                    $   2,172                 $   1,661
                                                                    ===================       ==================

Income before extraordinary expense per common share - basic and
   assuming dilution                                                     $    0.23                 $    0.30
                                                                    ===================       ==================

Extraordinary income (expense) per common share - basic and
   assuming dilution                                                     $    0.02                 $   (0.10)
                                                                    ===================       ==================

Net income per common share - basic and assuming dilution                $    0.25                 $    0.20
                                                                    ===================       ==================


Weighted average number of common shares outstanding-basic                   8,576                     8,454
Effect of warrants and stock options                                           119                        18
                                                                    -------------------       ------------------
Weighted average number of shares outstanding-assuming dilution              8,695                     8,472
                                                                    ===================       ==================

See notes to consolidated financial statements.


                                               GROVE PROPERTY TRUST
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                            For the Six Months Ended June 30,
                                                                              1999                     1998
                                                                              ----                     ----
                                                                                      (In thousands)
Operating Activities:
Net income                                                               $       2,172          $         1,661
Adjustments to reconcile net income to net cash provided
     by operating activities
         Depreciation and amortization                                           5,068                    2,479
         Extraordinary (income) expense related to debt extinguishment                                      838
                                                                                  (226)
         Minority interests                                                        911                      917
         Non-cash compensation expense                                              60                       60
Change in other assets
                                                                                  (393)                    (577)
Change in accounts payable, accrued expenses and other
     liabilities                                                                (1,206)                     748
                                                                       -------------------    ---------------------
Net cash provided by operating activities                                        6,386                    6,126
                                                                       -------------------    ---------------------

Investing activities:
     Purchase of partnership interests                                          (1,231)                  (2,336)
     Deferred charges                                                               (1)                     (42)
     Cash acquired on purchase of partnership interests                              -                       62
     Additions to real estate assets                                            (5,129)                 (29,553)
                                                                       -------------------    ---------------------
         Net cash used in investing activities                                  (6,361)                 (31,869)
                                                                       -------------------    ---------------------

Financing activities:
     Net proceeds from mortgage notes payable                                    8,668                   63,000
     Net proceeds (repayments) from  Revolving Credit Facility                   7,400                  (12,350)
     Proceeds from exercise of stock options                                        18                        -
     Equity offering costs                                                         (11)                     (30)
     Repayment of mortgage notes payable                                       (12,161)                 (18,113)
     Borrowings from affiliates, net                                               232                       59
     Financing costs                                                              (441)                    (562)
     Extraordinary income from debt refinancing                                      -                     (668)
     Repurchase of stock                                                        (1,654)                       -
     Dividends and distributions paid                                           (4,293)                  (3,429)
                                                                       -------------------    ---------------------
         Net cash (used in) provided by financing activities                    (2,242)                  27,907
                                                                       -------------------    ---------------------

Net change in cash and cash equivalents                                         (2,217)                   2,164
Cash and cash equivalents, beginning of period                                  15,262                    1,466
                                                                       -------------------    ---------------------
Cash and cash equivalents, end of period                                 $      13,045          $         3,630
                                                                       ===================    =====================

Supplemental Information:
     Cash paid for interest                                              $       6,782          $         2,077
     Mortgage notes payable assumed through property acquisitions        $           -          $         6,300
     Excess of liabilities over assets assumed on acquisition of
         partnership interests                                           $           -          $            80
     OP Units redeemed for cash                                          $         884          $           178
     Reclassification of real estate assets to held for sale                  $       9,136                        -

See notes to consolidated financial statements.

                              GROVE PROPERTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1999

1.   FORMATION AND DESCRIPTION OF THE COMPANY
     ----------------------------------------

     Grove Property Trust (the "Company") was organized in the State of Maryland on April 4, 1994 as a Real Estate Investment Trust ("REIT"). The Company currently operates sixty-one apartment communities and four specialty retail properties. The apartment communities are generally mid-priced or subsidized multi-family communities that are primarily located in the southern New England area.

2.   SIGNIFICANT ACCOUNTING POLICIES
     --------------------------------

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

     The accompanying interim financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature, which are necessary to fairly state the interim financial statements. The results of operations for the interim period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

3.   MORTGAGE NOTES PAYABLE
     ----------------------

     Total mortgage notes payable of $158,244,000 includes a fair value step up of $8,583,000. The contractual principal amount outstanding of mortgage notes payable is $149,661,000. The $8,583,000 step up relates to $47,630,000 of above market interest rate mortgages, which were assumed in connection with the purchase of the 20 apartment communities in October 1998 through December 1998 (the "McNeil Portfolio"). The interest rates on the assumed debt are between 7.46% and 12.47%. The step up was computed using the Company's estimated market interest rate at acquisition of 7.0%. The step up amount is not the legal stipulated principal amount of the respective mortgage and, accordingly, this increase does not increase the contractual obligation of the Company. If these loans are paid off in advance of their maturity, the amount of the related step up on the consolidated balance sheets will be accounted for as extraordinary income.

     On March 15, 1999 the Company prepaid the Highland Glen mortgage note of $6.5 million. This prepayment transaction resulted in the recognition of extraordinary income related to debt extinguishment of $0.32 million ($0.4 million fair value step up offset by $0.08 million prepayment penalty and other expenses related to the prepayment of the mortgage).

     On June 29, 1999, the Company obtained a $7.6 million ten-year term loan with a lender. The net proceeds of the loan were used to refinance an existing $4.0 million loan and the remaining net proceeds of $3.6 million were used to repay borrowings under the Company's Revolving Credit Facility.

     As of June 30, 1999, the Company's weighted average interest rate on its long-term debt is 7.8% and its weighted average maturity is 10.6 years.

     Mortgage notes payable consist of the following at June 30, 1999 (in thousands):

     Amortizing first mortgage notes                  $   95,244
     Interest only first mortgage notes                   63,000
                                                      ----------
                                                      $  158,244
                                                      ==========

     The amortizing first mortgage notes have fixed interest rates between 7.04% and 12.47%. These notes mature between the years 2000 and 2031 and are collateralized by twenty-eight of the properties with an aggregate-carrying amount of approximately $129.4 million as of June 30, 1999. Certain of these notes are partially guaranteed by certain executive officers and shareholders of the Company.

     There is one interest only first mortgage note. This note has a principal balance of $63.0 million requiring monthly payments of interest at an effective fixed interest rate of 6.71% and matures in 2008. This note is collateralized by seventeen properties with an aggregate-carrying amount of approximately $85.3 million as of June 30, 1999.

     Annual principal payments due as of June 30, 1999, are as follows (in thousands):

                               1999           $   1,550
                               2000               5,301
                               2001               3,508
                               2002               3,679
                               2003               7,905
                               Thereafter       136,301
                                              ---------
                                              $ 158,244
                                              =========

4.   ACQUISITION NOTES PAYABLE
     -------------------------

     In conjunction with the purchase of the McNeil Portfolio, the Company agreed to issue additional Common Units and pay cash to certain continuing partners in the event that a McNeil Portfolio property was converted to a market rate property. The Acquisition Notes Payable are obligations related to three McNeil Properties (Rockingham Glen, 929 House, and Glen Meadow), to pay additional cash and issue additional Common Units when the properties are converted to market rate properties. On November 30, 1998, the mortgages on two of the properties (Glen Meadow and 929 House) were modified to allow these properties to be converted to 80% market rate units and 20% moderate income units. The Rockingham Glen mortgage was modified in the third quarter of 1998 to allow this property to be converted to 80% market rate units and 20% moderate income units. On May 1, 1999, the Operating Partnership issued 314,846 Common Units valued at $3.5 million and $1.6 million in cash payments on the Acquisition Notes Payable. As of June 30, 1999, Acquisition Notes Payable outstanding decreased $5.6 million to $7.3 million from $12.9 million as of December 31, 1998, due to the payment above and a change in estimate. The majority of the remaining Acquisition Notes Payable is expected to be paid on or about October 31, 1999 (consisting of approximately $3.2 million in cash and approximately $4.1 million in Common Units). When the Common Units are issued, the Acquisition Notes Payable balance will be reduced by the value of Common Units issued and the Company's Minority Interests in the Operating Partnership will be increased by a corresponding amount.

5.   SHAREHOLDERS' EQUITY
     --------------------

     The following table outlines the 1999 activity in the Operating Partnership equity accounts:

                                                                                        Number of:
                                                                             ----------------------------------
                                                                                                   Limited
                                                                                Company's         Partners'
                                                                                Operating         Operating
                                                                               Partnership       Partnership
                                                                                  Units             Units
                                                                                  -----             -----
     Outstanding at December 31, 1998                                           8,639,659         3,768,775
     Common  Units exchanged January 1999 through June 1999                        18,177           (18,177)
     Common Shares repurchased January 1999 through June 1999                    (150,083)                -
     Common Shares issued pursuant to stock options exercised in June 1999          2,362                 -
     Common  Units redeemed January 1999 through June 1999                              -           (76,507)
     May 1999 Acquisition Note payment                                                  -           314,846
                                                                             ----------------- ----------------
     Outstanding at June 30, 1999                                               8,510,115         3,988,937
                                                                             ================= ================
         Ownership Percentage                                                      68.1 %            31.9 %
                                                                             ================= ================






     Common Shares have been reserved for future issuance as follows:

                    Common Units not owned by the Company (see above)           3,988,937
                    Stock options issued                                        1,150,020
                    Additional stock options issuable                             367,100
                                                                             -------------
                                                                                5,507,057
                                                                             =============

6.   SUBSEQUENT EVENT
     -----------------

     In August 1999, the Company's outstanding revolving credit facility was paid off with proceeds from new long-term debt (the "August 1999 Long-term Debt") and a new revolving credit facility (the "1999 Credit Facility").

     The 1999 Credit Facility decreased the availability of the credit line to $40.0 million from $50.0 million, extended the maturity to August 2001 and modified certain financial covenants. The 1999 Credit Facility bears interest payable monthly at a floating rate of 2.0% above the 30, 60, or 90-day LIBOR rate, as applicable. The 1999 Credit Facility is available to fund future property acquisitions and working capital needs.

     The August 1999  Long-term  Debt totals  $26.3  million,  matures in August
     2009, is secured by five apartment communities, and requires monthly payments of principal and interest based on a 30 year amortization schedule and has a fixed annual interest rate of 7.61%. The net proceeds from the loan were used to repay outstanding borrowings under the Company's prior revolving credit facility.

7.   SEGMENT REPORTING
     -----------------

     The following table presents information about reported segment profit or loss and segment assets. The Company does not allocate income taxes or unusual items to segments. In addition, not all segments have significant noncash items other than depreciation and amortization in reporting profit or loss (dollars in thousands):

                                                       Three Months Ended June 30, 1999
                                                       --------------------------------

                                                            Subsidized
                                             Residential    Residential       Retail          Total
                                             -----------    -----------       ------          -----

         Revenues                            $   11,785      $   3,508      $     667      $   15,960
         Interest Expense                    $    1,957      $     800      $      72      $    2,829
         Depreciation and amortization       $    1,946      $     362      $     145      $    2,453
         Segment Profit                      $    2,947      $   1,051      $     319      $    4,317
         Segment Assets                      $  244,166      $  54,596      $  19,148      $  317,910
         FFO                                 $    4,871      $   1,413      $     461      $    6,745

                                                       Three Months Ended June 30, 1998
                                                       --------------------------------

                                                            Subsidized
                                             Residential    Residential       Retail          Total
                                             -----------    -----------       ------          -----
         Revenues                            $    7,808      $        0     $     671      $    8,479
         Interest Expense                    $      813      $        0     $     140      $      953
         Depreciation and amortization       $    1,136      $        0     $     130      $    1,266
         Segment Profit                      $    2,253      $        0     $     249      $    2,502
         Extraordinary expense               $    1,173      $        0     $       6      $    1,179
         Segment Assets                      $  164,176      $        0     $  18,094      $  182,270
         FFO                                 $    3,370      $        0     $     378      $    3,748

                                                       Six Months Ended June 30, 1999
                                                       ------------------------------

                                                            Subsidized
                                             Residential    Residential       Retail          Total
                                             -----------    -----------       ------          -----
         Revenues                            $   23,198      $   6,962      $   1,327      $   31,487
         Interest Expense                    $    3,896      $   1,606      $     142      $    5,644
         Depreciation and amortization       $    3,834      $     718      $     288      $    4,840
         Segment Profit                      $    5,417      $   1,960      $     622      $    7,999
         Extraordinary income                $        0      $     324      $       0      $      324
         Segment Assets                      $  244,166      $  54,596      $  19,148      $  317,910
         FFO                                 $    9,213      $   2,679      $     906      $   12,798

                                                       Six Months Ended June 30, 1998
                                                       ------------------------------

                                                            Subsidized
                                             Residential    Residential       Retail          Total
                                             -----------    -----------       ------          -----
         Revenues                            $   14,877      $        0     $   1,069      $   15,946
         Interest Expense                    $    1,339      $        0     $     210      $    1,549
         Depreciation and amortization       $    2,225      $        0     $     209      $    2,434
         Segment Profit                      $    4,304      $        0     $     386      $    4,690
         Extraordinary expense               $    1,173      $        0     $       6      $    1,179
         Segment Assets                      $  164,176      $        0     $  18,094      $  182,270
         FFO                                 $    6,474      $        0     $     594      $    7,068

     The  following   presentation  of  reconciliation  of  reportable   segment
     revenues, profit or loss, and assets, to the Company's consolidated totals.


                                                        For the Three Months Ended           For the  Six  Months Ended
                                                                 June 30,                             June 30,
                                                           1999            1998                 1999            1998
                                                           ----            ----                 ----            ----

     Revenues
     --------

     Total revenues for reportable segments            $    15,960    $      8,479          $     31,487    $     15,946
     Other revenues                                             64             173                   159             294
                                                       -----------    ------------          ------------    ------------
     Total consolidated revenues                       $    16,024    $      8,652          $     31,646    $     16,240
                                                       ===========    ============          ============    ============
     16,240

     Profit or Loss
     --------------

     Total profit/loss for reportable segments         $     4,317    $      2,502          $     7,999     $      4,690
     Other profit or loss                              (     2,754)   (        712)         (     5,142)    (      1,274)
                                                        ----------     -----------           ----------      -----------
     Income before extraordinary expense and
       minority interests                              $     1,563    $      1,790          $     2,857     $      3,416
                                                       ===========    ============          ===========     ============

     FFO
     ---

     FFO for reportable segments                       $     6,745    $      3,748          $    12,798     $      7,068
     Other FFO                                         (     2,753)   (        706)         (     5,143)    (      1,262)
                                                        ----------     -----------           ----------      -----------
     FFO before minority interests                     $     3,991    $       3,042         $     7,655     $      5,806
                                                       ===========    =============         ===========     ============


     Assets
     ------

     Total assets for reportable segments                                                   $   317,910     $    182,270
     Other assets                                                                                 7,580            5,672
                                                                                            -----------     ------------
     Total consolidated assets                                                              $   325,490     $    187,942
                                                                                            ===========     ============

                                                         Three Months Ended June 30, 1999
                                                         --------------------------------

     Other Significant Items
     -----------------------
                                                    Segment                        Consolidated
                                                    Totals         Non-segment        Totals
                                                    ------         -----------        ------

     Interest expense                               $   2,829      $      619       $   3,448
     Depreciation and amortization                  $   2,453      $      118       $   2,571


                                                         Three Months Ended June 30, 1998
                                                         --------------------------------

     Other Significant Items
     -----------------------
                                                    Segment                        Consolidated
                                                    Totals         Non-segment        Totals
                                                    ------         -----------        ------

     Interest expense                               $     953      $      435       $   1,388
     Depreciation and amortization                  $   1,266      $       34       $   1,300


                                                         Six Months Ended June 30, 1999
                                                         ------------------------------

     Other Significant Items
     -----------------------
                                                    Segment                        Consolidated
                                                    Totals         Non-segment        Totals
                                                    ------         -----------        ------

     Interest expense                               $   5,644      $    1,204       $   6,848
     Depreciation and amortization                  $   4,840      $      228       $   5,068


                                                         Six Months Ended June 30, 1998
                                                         ------------------------------

     Other Significant Items
     -----------------------
                                                    Segment                        Consolidated
                                                    Totals         Non-segment        Totals
                                                    ------         -----------        ------

     Interest expense                               $   1,549      $      841       $   2,390
     Depreciation and amortization                  $   2,434      $       45       $   2,479

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The results of operations for the three and six months ended June 30, 1999 include the three multifamily properties that the Company has owned since inception (the "Original Properties"), a fourth property that was acquired on January 12, 1996, the twenty properties acquired on March 14, 1997, the fourteen properties subsequently acquired in 1997 (collectively referred to as the "1997 Properties"), and the twenty-seven properties purchased in 1998 (the "1998 Properties"). In addition, all of the previously mentioned properties of the Company are collectively referred to as the "Properties".

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

Results of operations of the Company for the six months ended June 30, 1999 and 1998.

Total rental revenues increased $14,989,000 to $30,868,000 from $15,879,000 during the six months ended June 30, 1999, as compared to the corresponding period in 1998. The increase is primarily due to the operations of the properties acquired during the period from April 1998 to December 31, 1998 (the "Recent Acquisitions").

Property management income decreased due to the sale of two properties that were affiliated with the Company. Other property related income and interest income increased primarily due to the operations of the Recent Acquisitions.

The properties experienced an increase in rental rates and an increase in occupancy. The weighted average monthly rental rates increased to $783 for the six months ended June 30, 1999 from $692 for the same period in 1998. Economic occupancy increased to an aggregate weighted average occupancy of 95.8% for the six months ended June 30, 1999 from an aggregate weighted average occupancy of 94.8% for the same period in 1998.

Property operating expenses increased $6,365,000 to $11,905,000 from $5,540,000 during the six months ended June 30, 1999, as compared to the corresponding period in 1998. The increase is primarily due to the operations of the Recent Acquisitions.

Real estate taxes increased $1,247,000 to $2,863,000 from $1,616,000 during the six months ended June 30, 1999, as compared to the corresponding period in 1998. The increase is due primarily to the Recent Acquisitions.

Interest expense increased $4,458,000 to $6,848,000 from $2,390,000 during the six months ended June 30, 1999, as compared to the corresponding period in 1998. The increase is primarily due to the assumption of mortgage debt and new debt related to the Recent Acquisitions.

General and administrative expenses increased $1,306,000 to $2,105,000 from $799,000 during the six months ended June 30, 1999, as compared to the corresponding period in 1998. This increase is primarily due to the increased costs associated with the executive stock bonus plan.

Depreciation and amortization increased $2,589,000 to $5,068,000 from $2,479,000 during the six months ended June 30, 1999, as compared to the corresponding period in 1998. This increase is related to the Recent Acquisitions.

The Company's income before extraordinary items decreased $553,000 to $1,946,000 from $2,499,000 during the six months ended June 30, 1999, as compared to the corresponding period in 1998. The decrease in income before extraordinary items is primarily due to increased interest expense due to borrowings related to property acquisitions and increased general and administrative costs.

In March 1999 the Company prepaid The Highland Glen mortgage note of $6.5 million. This prepayment transaction resulted in the recognition of extraordinary income related to debt extinguishment of $0.32 million ($0.4 million fair value step up offset by $0.08 million prepayment penalty).

Results of operations of the Company for the three months ended June 30, 1999 and 1998.

Total rental revenues increased $7,177,000 to $15,615,000 from $8,438,000 during the three months ended June 30, 1999, as compared to the corresponding period in 1998. The increase is primarily due to the operations of the the Recent Acquisitions.

Property management income decreased due to the sale of two properties that were affiliated with the Company. Other property related income and interest income increased primarily due to the operations of the Recent Acquisitions.

The properties experienced an increase in rental rates and an increase in occupancy. The weighted average monthly rental rates increased to $791 for the three months ended June 30, 1999 from $695 for the same period in 1998. Economic occupancy increased to an aggregate weighted average occupancy of 95.9% for the three months ended June 30, 1999 from an aggregate weighted average occupancy of 95.4% for the same period in 1998.

Property operating expenses increased $2,926,000 to $5,819,000 from $2,893,000 during the three months ended June 30, 1999, as compared to the corresponding period in 1998. The increase is primarily due to the operations of the Recent Acquisitions.

Real estate taxes increased $616,000 to $1,453,000 from $837,000 during the three months ended June 30, 1999, as compared to the corresponding period in 1998. The increase is due primarily to the Recent Acquisitions.

Interest expense increased $2,060,000 to $3,448,000 from $1,388,000 during the three months ended June 30, 1999, as compared to the corresponding period in 1998. The increase is primarily due to the assumption of mortgage debt and new debt related to the Recent Acquisitions.

General and administrative expenses increased $726,000 to $1,170,000 from $444,000 during the three months ended June 30, 1999, as compared to the corresponding period in 1998. This increase is primarily due to the increased costs associated with the executive stock bonus plan.

Depreciation and amortization increased $1,271,000 to $2,571,000 from $1,300,000 during the three months ended June 30, 1999, as compared to the corresponding period in 1998. This increase is related to the Recent Acquisitions.

The Company's income before extraordinary items decreased $257,000 to $1,055,000 from $1,312,000 during the three months ended June 30, 1999, as compared to the corresponding period in 1998. The decrease in income before extraordinary items is primarily due to increased interest expense due to borrowings related to property acquisitions and increased general and administrative costs.

In March 1999 the Company prepaid The Highland Glen mortgage note of $6.5 million. This prepayment transaction resulted in the recognition of extraordinary income related to debt extinguishment of $0.32 million ($0.4 million fair value step up offset by $0.08 million prepayment penalty).

SAME COMMUNITY ANALYSIS

For the six months ended June 30, 1999 and 1998.

The Same Community analysis includes 35 apartment communities (3,506 units, 79% in Connecticut, 17% in Massachusetts, and 4% in Rhode Island) owned by Grove or its affiliated predecessors since the beginning of 1998. On a Same Community basis, the weighted average monthly rental rate per apartment increased 4.3% to $738 from $707 and the economic occupancy rate increased to 95.8% from 94.9% for the six months ended June 30, 1999 versus the first six months of 1998. Overall, Same Community net operating income increased 7.5% to $8.72 million from $8.11 million for the six months ended June 30, 1999 versus the first six months of 1998. Net operating income increased 7.5% due to a 5.8% increase in revenues offset by a 3.4% increase in operating expenses. Revenues increased due to the increase in rental rates and occupancy. Operating expenses increased due to higher snow plowing, landscaping, repairs and maintenance expenses.

The following table summarizes Same Community operations:

                                               -------------------------
                                                   Six Months Ended
                                                       June 30,             %
                                               -------------------------
                                                   1999         1998      Change
                                                   ----         ----      ------
Economic Occupancy                                95.8 %       94.9 %      0.9%
                                               =========================
Average monthly rental rate per unit             $    738     $      707   4.3%
                                               =========================
Revenues (millions)                              $  14.93     $    14.12   5.8%
Operating expenses (millions)                        6.21           6.01   3.4%
                                               =================================
    Net operating income (millions)              $   8.72     $     8.11   7.5%
                                               =================================

For the three months ended June 30, 1999 and 1998.

On a Same Community basis, the weighted average monthly rental rate per apartment increased 4.3% to $742 from $711 and the economic occupancy rate increased to 95.8% from 95.5% for the second quarter of 1999 versus the second quarter of 1998. Overall, Same Community net operating income increased 6.8% to $4.46 million from $4.18 million for the second quarter of 1999 versus the second quarter of 1998. Net operating income increased 6.8% due to a 5.1% increase in revenues offset by a 2.7% increase in operating expenses. Revenues increased due to increases in rental rates and occupancy. Operating expenses increased due to higher landscaping, repairs and maintenance expenses.

The following table summarizes Same Community operations:

                                               -------------------------
                                                  Three Months Ended
                                                       June 30,             %
                                               -------------------------
                                                   1999         1998      Change
                                                   ----         ----      ------
Economic Occupancy                                95.8 %       95.5 %      0.3%
                                               =========================
Average monthly rental rate per unit             $    742     $      711   4.3%
                                               =========================
Revenues (millions)                              $   7.53     $     7.16   5.1%
Operating expenses (millions)                        3.07           2.99   2.7%
                                               =================================
    Net operating income (millions)              $   4.46     $     4.18   6.8%
                                               =================================

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $13,045,000 as of June 30, 1999. The Company's ratio of long-term debt, including the 1998 Credit Facility, to total market capitalization on June 30, 1999 was 55.2% based on total market capitalization of $362.38 million based on 12,499,052 Common Units and Common Shares valued at $13.00 per share/unit (the closing price on June 30, 1999) plus $199.90 million of long-term debt, including the 1998 Credit Facility.

On June 18, 1999, the Company declared a $0.18 per share dividend, which was paid on July 15, 1999. The dividends declared during the period resulted in a 57.3% pay out of funds from operations for the three months ended June 30, 1999.

In August 1999, the Operating Partnership entered into the 1999 Credit Facility with its bank and retired the Company's prior revolving credit facility. The 1999 Credit Facility decreased the availability of the credit line to $40.0 million from $50.0 million, extended the maturity to August 2001 and modified certain financial covenants. The 1999 Credit Facility bears interest payable monthly at a floating rate of 2.0% above the 30, 60, or 90-day LIBOR rate, as applicable. The 1999 Credit Facility is available to fund future property acquisitions and working capital needs.

Acquisition Notes Payable are obligations related to three McNeil Properties (Rockingham Glen, 929 House, and Glen Meadow) to pay additional cash and issue additional Common Units when the properties are converted to market rate properties. On November 30, 1998, the mortgages on two of the properties (Glen Meadow and 929 House) were modified to allow these properties to be converted to 80% market rate units and 20% moderate income units. The Rockingham Glen mortgage was modified in the third quarter of 1998 to allow this property to be converted to 80% market rate units and 20% moderate income units. On May 1, 1999, the Company issued 314,846 Operating Partnership Units valued at $3.5 million and made $1.6 million in cash payments on the Acquisition Notes Payable. As of June 30, 1999, Acquisition Notes Payable outstanding decreased $5.6 million to $7.3 million from $12.9 million as of December 31, 1998, due to the payment above and a change in estimate. The majority of the remaining Acquisition Notes Payable is expected to be paid on or about October 31, 1999 (consisting of approximately $3.2 million in cash and approximately $4.1 million in Common Units). When the Common Units are issued, the Acquisition Notes Payable balance will be reduced by the value of Common Units issued and the Company's Minority Interests in the Operating Partnership will be increased by a corresponding amount.

During 1998, the Board of Trustees authorized the Company to repurchase up to 400,000 Common Shares. In the first quarter of 1999, the Board of Trustees authorized the Company to purchase up to an additional 500,000 Common Shares. Purchases of Common Shares and Common Units presented for redemption which are redeemed for cash are being funded from operating cash flow and the Company's 1999 Credit Facility. As of June 30, 1999, from inception, the Company has redeemed 328,660 Common Units for cash at an average price of $10.56 and repurchased 454,713 Common Shares at an average price of $10.20 per share.

The Company intends to meet its short-term liquidity requirements through cash flow provided by operations and borrowings under the 1999 Credit Facility. The Company considers its ability to generate cash to be adequate and expects it to continue to be adequate to meet operating requirements and pay shareholder dividends in accordance with REIT requirements. The Company may use other sources of capital to finance additional acquisitions including, but not limited to, the selling of properties, the selling of additional equity interests in the Company, non-distributed Funds From Operations, the issuance of debt securities, funds from the 1999 Credit Facility, and exchanging Common Shares or Common Units for properties or interests in properties.

ACQUISITIONS/DISPOSITIONS

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

The Company has recently identified 5 properties in its portfolio (313 apartments) that no longer meet its long-term strategic criteria. The properties are located in Connecticut. Four of the identified properties (285 apartments) are currently under contract for sale. It is the Company's goal to finalize the sale of these four properties by the end of the fourth quarter of 1999.

YEAR 2000

In the course of the Company's planned upgrade of its information systems to accommodate growth of its business, the Company will assure that its computer software and hardware will be year 2000 compliant. To date, the Company anticipates that the upgrade of its information systems will be completed during 1999 and believes that the cost thereof is not material and will not have a material impact on net income, assets or liabilities. The Company has incurred costs of $12,375 specifically related to Year 2000 compliance and anticipates $ 40,000 of future related costs. The Company has identified the other non-information systems that depend on microprocessors in the conduct of its business. Because of the nature of the Company's business, it does not depend to any material extent on electronic interchange of data or information with its residents, suppliers or vendors. The following table outlines the Company's status to date of risks associated with the Year 2000 problem:

------------------------- ------------------------ ------------------------- ------------------------ ----------------------
                                Assessment               Remediation                Testing               Implementation
------------------------- ------------------------ ------------------------- ------------------------ ----------------------

Information Technology    100% Complete            80% Complete              80% Complete             80% Complete

                                                   Expected completion       Expected completion      Expected completion
                                                   date, October 1999        date, October 1999       date, October 1999
------------------------- ------------------------ ------------------------- ------------------------ ----------------------
Operating Equipment
with Embedded Chips or    100% Complete            100% Complete             100% Complete            100% Complete
Software
------------------------- ------------------------ ------------------------- ------------------------ ----------------------

3rd Party                 90% Complete             70% Complete              70% Complete             70% Complete
------------------------- ------------------------ ------------------------- ------------------------ ----------------------

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

FFO increased to $4.0 million from $3.0 million for the three months ended June 30, 1999 and 1998, respectively. Dividends declared for the three months ended June 30, 1999 were $0.18 per share, representing 57.3% of FFO, while dividends declared for the three months ended June 30, 1998 were $0.17 per share representing 64.4% of FFO.

FFO increased to $7.6 million from $5.7 million for the six months ended June 30, 1999 and 1998, respectively. Dividends declared for the six months ended June 30, 1999 were $0.36 per share, representing 59.5% of FFO, while dividends declared for the six months ended June 30, 1998 were $0.34 per share representing 67.7% of FFO.

FFO was calculated as follows (in thousands):

                                                      For the Three Months Ended    For the Six Months Ended
                                                               June 30,                     June 30,
                                                          1999           1998          1999          1998
                                                          ----           ----          ----          ----
Income before minority interests and
    extraordinary items                                $  1,563        $  1,790      $ 2,857       $ 3,416
Real estate depreciation and amortization                 2,428           1,252        4,798         2,390
                                                     ---------------------------------------------------------
Funds from operations before minority interests           3,991           3,042        7,655         5,806
Minority interests in consolidated partnerships              38              34           72            63
                                                     ---------------------------------------------------------
FFO                                                    $  3,953        $  3,008      $ 7,583       $ 5,743
                                                     =========================================================

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily from its 1999 Credit Facility. A hypothetical 100 basis point adverse move (decrease) in interest rates along the entire interest rate yield curve would adversely affect the net fair value of all interest sensitive financial instruments by $416,500 at June 30, 1999.

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

NONE

Item 2:  Change in Securities and Use of Proceeds

On May 1, 1999 the Company issued 314,846 Common Units valued at $11.05 per Common Unit and $1.6 million in cash as a payment on the Acquisition Notes Payable. The total value of the Common Units at the time of issuance in the transaction was approximately $ 3.5 million.

The issuance of the Common Units referred to in the preceding paragraph was not registered under the Securities Act of 1933 in reliance on the exemption contained in Rule 506 thereunder on basis that each of the purchase in such transaction was an accredited investor.

Item 3:  Defaults upon Senior Securities

NONE

Item 4:  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June 18, 1999 (the "Annual Meeting"). At the Annual Meeting, the shareholders of the Company:

          1. Elected all of the nominees for the Board of Directors
          2. Ratified the selection of Ernst & Young LLP as the Company's independent public accountants for the year ending December 31, 1999;

each as described in the Notice of Annual Meeting and Proxy Statement distributed in connection with the Annual Meeting. The results of the voting of the shareholders with respect to such matters is set forth below.

1.     Election of Directors
                                     Total Vote for         Total Vote Withheld
                                      Each Trustee            For Each Trustee
                                      ------------            ----------------
             J. Joseph Garrahy         5,846,335                        0
             Joseph R. LaBrosse        5,789,035                   57,300
             Gerald A. McNamara        5,788,445                   57,890

2. The ratification of the appointment of Ernst & Young LLP as the Company's independent public accountants for the year ending December 31, 1999

       For:                     5,831,535
       Against:                    13,000
       Abstain:                     1,800

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

                                        REGISTRANT:

                                        GROVE PROPERTY TRUST

August 12, 1999                         By:   /s/ Joseph R. LaBrosse
                                             --------------------------------
                                             Name:  Joseph R. LaBrosse
                                             (On behalf of the registrant and
                                              as Chief Financial Officer)

                                  EXHIBIT INDEX


       Exhibit Number                Description
       --------------                -----------

            27                 Financial Data Schedule