Form 10-Q
period 1999-09-30
GROVE PROPERTY TRUST
filed 1999-11-12
CIK 920776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                       or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                 -----    -----

                           Commission File No. 1-13080

                              GROVE PROPERTY TRUST
             (Exact name of registrant as specified in its charter)

              Maryland                                06-1391084
              --------                                ----------
    (State or other jurisdiction of        (IRS Employer Identification No.)
    incorporation or organization)

    598 Asylum Avenue, Hartford, Connecticut             06105
    ----------------------------------------             -----
    (Address of Principal Executive Offices)           (Zip Code)

                                 (860) 246-1126
                                 --------------
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

 Yes:  X     No:
     -----      -----

The number of Common Shares of Beneficial Interest outstanding as of October 31, 1999 was 8,174,966.

                              GROVE PROPERTY TRUST

                                    Form 10-Q
                                      Index

--------------------------------------------------------------------------------

                                                                           Page

Part I:     Financial Information                                              3

Item 1:    Consolidated Financial Statements (unaudited)                       3

           Consolidated  Balance  Sheets as of September  30, 1999 and
           December 31, 1998                                                   3

           Consolidated Statements of Income for the Three Months
           Ended September 30, 1999 and 1998                                   4

           Consolidated Statements of Income for the Nine Months Ended
           September 30, 1999 and 1998                                         5

           Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 1999 and 1998                                   6

           Notes to Consolidated Financial Statements                          7

Item 2:    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          12

Item 3:    Quantitative and Qualitative Disclosures About Market Risk         17


Part II:   Other Information                                                  18

Item 1:    Legal Proceedings                                                  18

Item 2:    Change in Securities and Use of Proceeds                           18

Item 3:    Defaults upon Senior Securities                                    18

Item 4:    Submission of Matters to a Vote of Security Holders                18

Item 5:    Other Information                                                  18

Item 6:    Exhibits and Reports on Form 8-K                                   18

Signatures                                                                    19

                              GROVE PROPERTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except par value)

                                                      September 30, 1999    December 31, 1998
                                                      ------------------    -----------------
                                                         (Unaudited)            (Audited)

                                          ASSETS
                                          ------
Real estate assets:
    Land ........................................          $  45,653           $  47,208
    Buildings and improvements ..................            263,042             268,683
    Furniture, fixtures and equipment ...........              3,530               2,708
                                                           ---------           ---------
                                                             312,225             318,599
    Less accumulated depreciation ...............            (15,158)             (9,651)
                                                           ---------           ---------
      Net real estate assets ....................            297,067             308,948
Real estate held for sale .......................             11,796                   0
Cash and cash equivalents .......................             14,245              15,262
Due from affiliates .............................                130                 262
Deferred charges, net of accumulated amortization
    of $158 and $153, respectively ..............              1,692               1,192
Other assets ....................................              2,293               1,451
                                                           ---------           ---------
  Total assets ..................................          $ 327,223           $ 327,115
                                                           =========           =========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------
Liabilities:
    Mortgage notes payable (including  fair value
      step up of $8,423 and $9,421, respectively)          $ 183,247           $ 162,141
    Revolving credit facility ...................             22,250              34,250
    Other liabilities ...........................              5,398               5,723
    Acquisition notes payable ...................              7,341              12,951
    Distributions payable .......................              2,202               2,062
    Security deposits ...........................              3,538               3,194
    Due to affiliates ...........................                325                 139
                                                           ---------           ---------
  Total liabilities .............................            224,301             220,460
Minority interests in consolidated partnerships .                638                 686
Minority interest in the Operating Partnership ..             32,157              32,186
Shareholders' equity:
    Preferred shares, $.01 par value per share,
      1,000,000 shares authorized; no shares
      issued or outstanding .....................               --                  --
    Common shares, $.01 par value per share,
      34,000,000 shares authorized; 8,380,510 and
      8,639,659 shares issued and outstanding,
      respectively ..............................                 84                  86
    Additional paid-in capital ..................             77,766              80,182
    Distributions in excess of earnings .........             (7,723)             (6,485)
                                                           ---------           ---------
  Total shareholders' equity ....................             70,127              73,783
                                                           ---------           ---------
  Total liabilities and shareholders' equity ....          $ 327,223           $ 327,115
                                                           =========           =========

See notes to consolidated financial statements.

                                   GROVE PROPERTY TRUST
                             CONSOLIDATED STATEMENTS OF INCOME
                                        (Unaudited)


                                                                  For the Three Months Ended September 30,
                                                                            1999              1998
                                                                            ----              ----
                                                                    (In thousands, except per share data)

Revenues:
    Rental income ...............................................          $15,918          $ 9,252
    Property management income-affiliates .......................               61              108
    Other property related income ...............................              208               72
    Interest income .............................................              126               29
                                                                           -------          -------
        Total revenues ..........................................           16,313            9,461
                                                                           -------          -------

Expenses:
    Property operating expenses .................................            5,583            3,060
    Real estate taxes ...........................................            1,468              945
    Interest expense ............................................            3,625            1,666
    Depreciation ................................................            2,552            1,550
    Amortization ................................................               61               64
    General and administrative ..................................            1,087              443
                                                                           -------          -------
        Total expenses ..........................................           14,376            7,728
                                                                           -------          -------

         Income before loss on sale, extraordinary items,
           and minority interests ...............................            1,937            1,733

Loss on sale of property ........................................               32                0
                                                                           -------          -------

         Income before extraordinary items and minority interests            1,905            1,733

Minority interest in consolidated partnerships ..................               23               20

Minority interest in Operating Partnership ......................              594              424
                                                                           -------          -------

         Income before extraordinary items ......................            1,288            1,289

Extraordinary expense related to debt refinancing and ...........              111                0
   extinguishment
                                                                           -------          -------

           Net income ...........................................          $ 1,177          $ 1,289
                                                                           =======          =======

Income before extraordinary expense per common share - basic and
   assuming dilution ............................................          $  0.15          $  0.15
                                                                           =======          =======

Extraordinary expense per common share - basic and
   assuming dilution.............................................          $ (0.01)         $ (0.00)
                                                                           =======          =======

Net income per common share - basic and assuming dilution........          $  0.14          $  0.15
                                                                           =======          =======

Weighted average number of common shares outstanding - basic ....            8,472            8,477
Effect of warrants and stock options ............................              223             --
                                                                           -------          -------
Weighted average number of shares outstanding - assuming dilution            8,695            8,477
                                                                           =======          =======


See notes to consolidated financial statements.

                                   GROVE PROPERTY TRUST
                             CONSOLIDATED STATEMENTS OF INCOME
                                        (Unaudited)

                                                                    For the Nine Months Ended September 30,
                                                                             1999              1998
                                                                             ----              ----
                                                                     (In thousands, except per share data)

Revenues:
    Rental income ...............................................          $ 46,786          $ 25,130
    Property management income- affiliates ......................               201               341
    Other property related income ...............................               566               156
    Interest income .............................................               406                75
                                                                           --------          --------
        Total revenues ..........................................            47,959            25,702
                                                                           --------          --------

Expenses:
    Property operating expenses .................................            17,488             8,600
    Real estate taxes ...........................................             4,331             2,561
    Interest expense ............................................            10,473             4,056
    Depreciation ................................................             7,501             3,959
    Amortization ................................................               180               135
    General and administrative ..................................             3,192             1,242
                                                                           --------          --------
        Total expenses ..........................................            43,165            20,553
                                                                           --------          --------

         Income before loss on sale, extraordinary items,
           and minority interests ...............................             4,794             5,149

Loss on sale of property ........................................                32                 0
                                                                           --------          --------

         Income before extraordinary items and minority interests             4,762             5,149

Minority interest in consolidated partnerships ..................                65                58

Minority interest in Operating Partnership ......................             1,462             1,303
                                                                           --------          --------

         Income before extraordinary items ......................             3,235             3,788

Extraordinary income (expense) related to debt refinancing and
   extinguishment ...............................................               111              (838)
                                                                           --------          --------

           Net income ...........................................          $  3,346          $  2,950
                                                                           ========          ========

Income before extraordinary income (expense) per common share -
   basic                                                                   $   0.38          $   0.45
                                                                           ========          ========

Extraordinary income (expense) per common share - basic                    $   0.01          $  (0.10)
                                                                           ========          ========

Net income per common share - basic                                        $   0.39          $   0.35
                                                                           ========          ========

Income before extraordinary income (expense) per common share -
   diluted                                                                 $   0.37          $   0.45
                                                                           ========          ========

Extraordinary income (expense) per common share - diluted                  $   0.01          $  (0.10)
                                                                           ========          ========

Net income per common share - diluted                                      $   0.38          $   0.35
                                                                           ========          ========

Weighted average number of common shares outstanding - basic ....             8,541             8,462
Effect of warrants and stock options ............................               150                 6
                                                                           --------          --------
Weighted average number of shares outstanding - assuming dilution             8,691             8,468
                                                                           ========          ========

See notes to consolidated financial statements.

                              GROVE PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            For the Nine Months Ended
                                                                  September 30,
                                                               1999           1998
                                                               ----           ----
                                                                  (In thousands)
Operating Activities:
Net income .............................................     $  3,346      $  2,950
Adjustments to reconcile net income to net cash provided
    by operating activities
        Depreciation and amortization ..................        7,681         4,094
        Extraordinary (income) expense related to debt
         refinancing and extinguishment ................         (111)          838
        Minority interests .............................        1,527         1,361
        Non-cash compensation expense ..................           90            90
        Loss on sale of property .......................           33             0
Change in other assets

Change in accounts payable, accrued expenses and other
    liabilities ........................................       (1,569)          602

                                                             --------      --------
Net cash provided by operating activities ..............       10,332         8,018
                                                             --------      --------

Investing activities:
    Purchase of partnership interests ..................       (2,730)       (2,751)
    Deferred charges ...................................           (1)          (23)
    Cash acquired on purchase of partnership interests .         --              62
    Additions to real estate assets ....................       (7,567)      (35,169)
    Net proceeds from sale of property .................          248             0
                                                             --------      --------
        Net cash used in investing activities ..........      (10,050)      (37,881)
                                                             --------      --------

Financing activities:
    Net proceeds from mortgage notes payable ...........       34,938        63,000
    Net (repayments) of Revolving Credit Facility ......      (12,000)       (6,001)
    Proceeds from exercise of stock options ............          535          --
    Equity offering costs ..............................          (11)          (63)
    Repayment of mortgage notes payable ................      (13,428)      (18,210)
    Borrowings from affiliates, net ....................          294           177
    Financing costs ....................................         (947)         (740)
    Prepayment penalty on debt refinancing .............         --            (669)
    Repurchase of stock ................................       (4,138)         (781)
    Dividends and distributions paid ...................       (6,542)       (5,366)
                                                             --------      --------
        Net cash (used in) provided by financing
          activities ...................................       (1,299)       31,347
                                                             --------      --------

Net change in cash and cash equivalents ................       (1,017)        1,484
Cash and cash equivalents, beginning of period .........       15,262         1,466
                                                             --------      --------
Cash and cash equivalents, end of period ...............     $ 14,245      $  2,950
                                                             ========      ========

Supplemental Information:
    Cash paid for interest .............................     $ 10,303      $  3,739
    Excess of liabilities over assets assumed on
        acquisition of partnership interests ...........     $      0      $     80
    OP Units redeemed for cash .........................     $  2,555      $  2,198
    Reclassification of real estate assets to
        hold for sale ..................................     $ 11,796      $      0

See notes to consolidated financial statements.

                              GROVE PROPERTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999

1.  FORMATION AND DESCRIPTION OF THE COMPANY
--------------------------------------------

    Grove Property Trust (the "Company") was organized in the State of Maryland on April 4, 1994 as a Real Estate Investment Trust ("REIT"). The Company currently operates sixty-one apartment communities and four specialty retail properties. The apartment communities are generally mid-priced or subsidized multi-family communities that are primarily located in the southern New England area. On March 14, 1997 the Company formed an operating partnership (the "Operating Partnership") to serve as the vehicle for the consolidation of ownership and control of the Company's operations and assets.

2.  SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------

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

    The accompanying interim financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature, which are necessary to fairly state the interim financial statements. The results of operations for the interim period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

3.  MORTGAGE NOTES PAYABLE
--------------------------

    Total mortgage notes payable of $183.2 million includes a fair value step up of $8.4 million. The contractual principal amount outstanding of mortgage notes payable is $174.8 million. The $8.4 million step up relates to $47.3 million of above market interest rate mortgages, which were assumed in connection with the purchase of the 20 apartment communities in October 1998 through December 1998 (the "McNeil Portfolio"). The interest rates on the assumed debt are between 7.46% and 12.47%. The step up was computed using the Company's estimated market interest rate at acquisition of 7.0%. The step up amount is not the legal stipulated principal amount of the respective mortgage and, accordingly, this increase does not increase the contractual obligation of the Company. If these loans are paid off in advance of their maturity, the amount of the related step up on the consolidated balance sheets will be accounted for as extraordinary income.

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

    On August 12, 1999, the Company obtained a $26.3 million ten-year term loan with a lender. The net proceeds of the loan were used to repay borrowings under the Company's Revolving Credit Facility.

    As of September 30, 1999, the Company's weighted average interest rate on its long-term debt is 7.8% and its weighted average maturity is 10.5 years.

    Mortgage notes payable consist of the following at September 30, 1999 (in thousands):

            Amortizing first mortgage notes        $120,247
            Interest only first mortgage notes       63,000
                                                   --------
                                                   $183,247
                                                   ========

    The amortizing first mortgage notes have fixed interest rates between 6.19% and 12.47%. These notes mature between the years 2000 and 2031 and are collateralized by thirty-three of the properties with an aggregate carrying amount of approximately $165.3 million as of September 30, 1999. Certain of these notes are partially guaranteed by certain executive officers and shareholders of the Company.

    There is one interest only first mortgage note. This note has a principal balance of $63.0 million requiring monthly payments of interest at an effective fixed interest rate of 6.71% and matures in 2008. This note is collateralized by seventeen properties with an aggregate-carrying amount of approximately $85.0 million as of September 30, 1999.

    Annual principal payments due as of September 30, 1999, are as follows (in thousands):

                          Period Ending September 30,
                          ---------------------------
                           1999           $     861
                           2000               3,403
                           2001               5,271
                           2002               3,538
                           2003               7,836
                           Thereafter       162,338
                                          ==========
                                          $ 183,247
                                          ==========

4.  REVOLVING CREDIT FACILITY
-----------------------------

    On August 13, 1999,  the Company  obtained a new revolving  credit  facility
    (the "1999 Credit Facility"). The 1999 Credit Facility decreased the availability of the credit line to $40.0 million from $50.0 million, extended the maturity to August 2001 and modified certain financial covenants. The 1999 Credit Facility bears interest payable monthly at a floating rate of 2.0% above the 30, 60, or 90-day LIBOR rate. The 1999 Credit Facility is available to fund future property acquisitions and working capital needs.

5.  ACQUISITION NOTES PAYABLE
-----------------------------

    In conjunction with the purchase of the McNeil Portfolio, the Company agreed to issue additional Common Units and pay cash to certain continuing partners in the event that a McNeil Portfolio property was converted to a market rate property. The Acquisition Notes Payable are obligations related to three McNeil Properties (Rockingham Glen, 929 House, and Glen Meadow) to pay additional cash and issue additional Common Units when the properties are converted to market rate properties. On November 30, 1998, the mortgages on two of the properties (Glen Meadow and 929 House) were modified to allow these properties to be converted to 80% market rate units and 20% moderate income units. The Rockingham Glen mortgage was modified in the third quarter of 1998 to allow this property to be converted to 80% market rate units and 20% moderate income units. On May 1, 1999, the Operating Partnership issued 314,846 Common Units valued at $3.5 million and $1.6 million in cash payments on the Acquisition Notes Payable. As of September 30, 1999, Acquisition Notes Payable outstanding decreased $5.6 million to $7.3 million from $12.9 million as of December 31, 1998, due to the payment above and a change in estimate. The majority of the remaining Acquisition Notes Payable is expected to be paid on or about October 31, 1999 (consisting of approximately $3.2 million in cash and approximately $4.1 million in Common Units). When the Common Units are issued, the Acquisition Notes Payable balance will be reduced by the value of Common Units issued and the Company's interests in the Operating Partnership will be increased by a corresponding amount.

6.  SHAREHOLDERS' EQUITY
------------------------

    The following table outlines the 1999 activity in the Operating Partnership equity accounts:

                                                                                     Number of:
                                                                          -------------------------------
                                                                                                 Limited
                                                                           Company's            Partners'
                                                                           Operating            Operating
                                                                          Partnership          Partnership
                                                                             Units                Units

Outstanding at December 31, 1998 ...............................           8,639,659            3,768,775
Common  Units exchanged January 1999 through September 1999 ....              38,369              (38,369)
Common Shares repurchased January 1999 through September 1999 ..            (351,848)                --
Common Shares issued pursuant to stock options exercised in 1999              54,330                 --
Common  Units redeemed January 1999 through September 1999 .....                --               (202,359)
May 1999 payment of Acquisition Note Payable ...................                --                314,846
                                                                          ----------           ----------
Outstanding at September 30, 1999 ..............................           8,380,510            3,842,893
                                                                          ==========           ==========
         Ownership Percentage                                                  68.6%                31.4%
                                                                          ==========           ==========


     Common Shares have been reserved for future issuance as follows:

        Common Units not owned by the Company (see above)     3,842,893
        Stock options issued ............................     1,072,040
        Additional stock options issuable ...............       441,355
                                                              ---------
                                                              5,356,288
                                                              =========

7.  SUBSEQUENT EVENT
--------------------

    On October 1, 1999, the Operating Partnership purchased for approximately $1.0 million, all the remaining minority limited partner interests in five partnerships (the "Minority Interests") which are consolidated in the Company's financial statements. The Minority Interests were purchased through the issuance of 10,683 OP units and with $.9 million in cash from working capital reserves. As a result, beginning in the fourth quarter of 1999, there will no longer be any Minority Interests in Consolidated Partnerships in the Company's financial statements.

    On November 1, 1999, the Company prepaid The Abington Glen mortgage note of approximately $2.0 million. This prepayment resulted in the recognition of extraordinary income related to debt extinguishment of $0.1 million.

8.  SEGMENT REPORTING
---------------------

    The following table presents information about reported segment profit or loss and segment assets. The Residential segment consists of 5,149 apartment units, the Subsidized Residential segment consists of 1,394 apartment units, and the Retail segment consists of 118,724 square feet. The Company does not allocate income taxes or unusual items to segments. In addition, not all segments have significant noncash items other than depreciation and amortization in reporting profit or loss (dollars in thousands):


                        Three Months Ended September 30, 1999
                        -------------------------------------

                                                 Subsidized
                                  Residential    Residential       Retail          Total
                                  -----------    -----------       ------          -----

Revenues ....................       $ 12,037       $  3,472       $    683       $ 16,192
Interest Expense ............       $  2,237       $    778       $    155       $  3,170
Depreciation and amortization       $  1,991       $    356       $    145       $  2,492
Segment Profit ..............       $  2,950       $  1,143       $    259       $  4,352
Segment Assets ..............       $244,284       $ 55,339       $ 18,983       $318,606
FFO .........................       $  4,910       $  1,499       $    401       $  6,810

                         Three Months Ended September 30, 1998
                         -------------------------------------

                                                 Subsidized
                                  Residential    Residential       Retail          Total
                                  -----------    -----------       ------          -----

Revenues ....................       $  8,627       $      0       $    698       $  9,325
Interest Expense ............       $  1,383       $      0       $    141       $  1,524
Depreciation and amortization       $  1,417       $      0       $    132       $  1,549
Segment Profit ..............       $  1,928       $      0       $    267       $  2,195
Segment Assets ..............       $174,785       $      0       $ 17,937       $192,722
FFO .........................       $  3,299       $      0       $    396       $  3,695


                         Nine Months Ended September 30, 1999
                         ------------------------------------

                                                 Subsidized
                                  Residential    Residential       Retail          Total
                                  -----------    -----------       ------          -----

Revenues ....................       $ 35,155       $ 10,435       $  2,010       $ 47,600
Interest Expense ............       $  6,134       $  2,384       $    297       $  8,815
Depreciation and amortization       $  5,826       $  1,074       $    433       $  7,333
Segment Profit ..............       $  8,287       $  3,427       $    881       $ 12,595
Extraordinary income ........       $      0       $    324       $      0       $    324
Segment Assets ..............       $244,284       $ 55,339       $ 18,983       $318,606
FFO .........................       $ 13,975       $  4,177       $  1,303       $ 19,455


                          Nine Months Ended September 30, 1998
                          ------------------------------------

                                                 Subsidized
                                  Residential    Residential       Retail          Total
                                  -----------    -----------       ------          -----

Revenues ....................       $ 23,504       $      0       $  1,767       $ 25,271
Interest Expense ............       $  2,723       $      0       $    351       $  3,074
Depreciation and amortization       $  3,642       $      0       $    341       $  3,983
Segment Profit ..............       $  5,059       $      0       $    647       $  5,706
Extraordinary expense .......       $  1,173       $      0       $      6       $  1,179
Segment Assets ..............       $174,785       $      0       $ 17,937       $192,722
FFO .........................       $  9,713       $      0       $    987       $ 10,700


The following is a presentation of reconciliation of reportable segment revenues, profit or loss, and assets, to the Company's consolidated totals:

                                            For the Three Months Ended   For the Nine Months Ended
                                                   September 30,               September 30,
                                                1999          1998          1999          1998
                                                ----          ----          ----          ----
Revenues
--------

Total revenues for reportable segments ..     $ 16,192      $  9,325      $ 47,600      $ 25,271
Other revenues ..........................          121           136           359           431
                                              --------      --------      --------      --------
Total consolidated revenues .............     $ 16,313      $  9,461      $ 47,959      $ 25,702
                                              ========      ========      ========      ========


Profit or Loss
--------------

Total profit/loss for reportable segments     $  4,352      $  2,195      $ 12,595      $  5,706
Other profit or loss ....................       (2,415)         (462)       (7,801)         (557)
                                              --------      --------      --------      --------
Income before extraordinary expense and
  minority interests ....................     $  1,937      $  1,733      $  4,794      $  5,149
                                              ========      ========      ========      ========

                                    For the Three Months Ended      For the Nine Months Ended
                                          September 30,                   September 30,
                                      1999             1998            1999           1998
                                      ----             ----            ----           ----
FFO
---
FFO for reportable segments .       $  6,810        $  3,695        $ 19,455        $ 10,700
Other FFO ...................         (2,409)           (424)         (7,399)         (1,623)
                                    --------        --------        --------        --------
FFO before minority interests       $  4,401        $  3,271        $ 12,056        $  9,077
                                    ========        ========        ========        ========

Assets
------

Total assets for reportable segments                                $318,606        $192,722
Other Assets.................                                          8,617           5,290
                                                                    --------        --------
Total consolidated assets                                           $327,223        $198,012
                                                                    ========        ========


                                       Three Months Ended September 30, 1999
                                       -------------------------------------
     Other Significant Items
     -----------------------
                                         Segment                Consolidated
                                         Totals     Non-segment    Totals
                                         ------     -----------    ------

     Interest expense ............       $3,170       $  455       $3,625
     Depreciation and amortization       $2,492       $  121       $2,613


                                       Three Months Ended September 30, 1998
                                       -------------------------------------
     Other Significant Items
     -----------------------
                                         Segment                Consolidated
                                         Totals     Non-segment    Totals
                                         ------     -----------    ------
     Interest expense ............       $1,524       $  142       $1,666
     Depreciation and amortization       $1,549       $   65       $1,614


                                        Nine Months Ended September 30, 1999
                                        ------------------------------------
     Other Significant Items
     -----------------------
                                        Segment                Consolidated
                                        Totals     Non-segment    Totals
                                        ------     -----------    ------

     Interest expense ............      $ 8,815       $ 1,658       $10,473
     Depreciation and amortization      $ 7,333       $   348       $ 7,681


                                        Nine Months Ended September 30, 1998
                                        ------------------------------------
     Other Significant Items
     -----------------------
                                        Segment                Consolidated
                                        Totals     Non-segment    Totals
                                        ------     -----------    ------

     Interest expense ............       $3,074       $  982       $4,056
     Depreciation and amortization       $3,983       $  111       $4,094

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

The results of operations for the three and nine months ended September 30, 1999 include the three multifamily properties that the Company has owned since inception (the "Original Properties"), a fourth property that was acquired on January 12, 1996, the twenty properties acquired on March 14, 1997, the fourteen properties subsequently acquired in 1997 (collectively referred to as the "1997 Properties"), and the twenty-seven properties purchased in 1998 (the "1998 Properties"). In addition, all of the previously mentioned properties of the Company are collectively referred to as the "Properties".

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

Results of Operations
---------------------

Results of  operations  of the Company for the nine months ended  September  30,
--------------------------------------------------------------------------------
1999 and 1998.
--------------

Total rental  revenues  increased  $21,656,000 to $46,786,000  from  $25,130,000 during the nine months ended September 30, 1999, as compared to the corresponding period in 1998. The increase is primarily due to the operations of the properties acquired during the period from April 1998 to December 31, 1998 (the "Recent Acquisitions").

Property management income decreased $140,000 to $201,000 from $341,000 during the nine months ended September 30, 1999, as compared to the corresponding period in 1998. The decrease is due to the sale of two properties that were affiliated with the Company.

Other property related income and interest income increased $741,000 to $972,000 from $231,000 during the nine months ended September 30, 1999, as compared to the corresponding period in 1998. The increase is primarily due to the operations of the Recent Acquisitions.

The properties experienced an increase in rental rates and an increase in occupancy. The weighted average monthly rental rates increased to $787 for the nine months ended September 30, 1999 from $691 for the same period in 1998. Economic occupancy increased to an aggregate weighted average occupancy of 96.2% for the nine months ended September 30, 1999 from an aggregate weighted average occupancy of 95.3% for the same period in 1998.

Property operating expenses increased $8,888,000 to $17,488,000 from $8,600,000 during the nine months ended September 30, 1999, as compared to the corresponding period in 1998. The increase is primarily due to the operations of the Recent Acquisitions.

Real estate taxes increased $1,770,000 to $4,331,000 from $2,561,000 during the nine months ended September 30, 1999, as compared to the corresponding period in 1998. The increase is due primarily to the Recent Acquisitions.

Interest expense increased $6,417,000 to $10,473,000 from $4,056,000 during the nine months ended September 30, 1999, as compared to the corresponding period in 1998. The increase is primarily due to the assumption of mortgage debt and new debt related to the Recent Acquisitions.

General and administrative expenses increased $1,950,000 to $3,192,000 from $1,242,000 during the nine months ended September 30, 1999, as compared to the corresponding period in 1998. This increase is primarily due to the increased costs associated with the executive stock bonus plan.

Depreciation and amortization increased $3,587,000 to $7,681,000 from $4,094,000 during the nine months ended September 30, 1999, as compared to the corresponding period in 1998. This increase is related to the Recent Acquisitions.

The Company's income before extraordinary items decreased $553,000 to $3,235,000 from $3,788,000 during the nine months ended September 30, 1999, as compared to the corresponding period in 1998. The decrease in income before extraordinary items is primarily due to increased interest expense due to increased borrowings and increased general and administrative costs.

In March 1999 the Company prepaid The Highland Glen mortgage note of $6.5 million. This prepayment transaction resulted in the recognition of extraordinary income related to debt extinguishment of $0.32 million ($0.4 million fair value step up offset by $0.08 million prepayment penalty).

In August 1999 the Company obtained the new 1999 Credit Facility of $40.0 million and paid in full the 1998 Credit Facility. This transaction resulted in the recognition of extraordinary expense related to debt extinguishment of $0.16 million ($0.34 million of finance costs offset by $0.18 million of accumulated amortization).

Results of  operations  of the Company for the three months ended  September 30,
--------------------------------------------------------------------------------
1999 and 1998.
--------------

Total rental revenues increased $6,666,000 to $15,918,000 from $9,252,000 during the three months ended September 30, 1999, as compared to the corresponding period in 1998. The increase is primarily due to the operations of the 20 apartment communities purchased in October 1998 through December 1998 (the "McNeil Portfolio").

Property management income decreased $47,000 to $61,000 from $108,000 during the three months ended September 30, 1999, as compared to the corresponding period in 1998. The decrease is due to the sale of two properties that were affiliated with the Company.

Other property related income and interest income increased $233,000 to $334,000 from $101,000 during the three months ended September 30, 1999, as compared to the corresponding period in 1998. The increase is primarily due to the operations of the McNeil Portfolio.

The properties experienced an increase in rental rates and an increase in occupancy. The weighted average monthly rental rates increased to $797 for the three months ended September 30, 1999 from $697 for the same period in 1998. Economic occupancy increased to an aggregate weighted average occupancy of 96.3% for the three months ended September 30, 1999 from an aggregate weighted average occupancy of 96.1% for the same period in 1998.

Property operating expenses increased $2,523,000 to $5,583,000 from $3,060,000 during the three months ended September 30, 1999, as compared to the corresponding period in 1998. The increase is primarily due to the operations of the McNeil Portfolio.

Real estate taxes increased $523,000 to $1,468,000 from $945,000 during the three months ended September 30, 1999, as compared to the corresponding period in 1998. The increase is due primarily to the McNeil Portfolio.

Interest expense increased $1,959,000 to $3,625,000 from $1,666,000 during the three months ended September 30, 1999, as compared to the corresponding period in 1998. The increase is primarily due to the assumption of mortgage debt and new debt related to the McNeil Portfolio.

General and administrative expenses increased $644,000 to $1,087,000 from $443,000 during the three months ended September 30, 1999, as compared to the corresponding period in 1998. This increase is primarily due to the increased costs associated with the executive stock bonus plan.

Depreciation and amortization  increased  $999,000 to $2,613,000 from $1,614,000
during  the  three  months  ended   September  30,  1999,  as  compared  to  the
corresponding period in 1998. This increase is related to the McNeil Portfolio.

The Company's income before extraordinary items decreased $1,000 to $1,288,000 from $1,289,000 during the three months ended September 30, 1999, as compared to the corresponding period in 1998.

Same Community Analysis
-----------------------

For the nine months ended September 30, 1999 and 1998.
------------------------------------------------------

The Same Community analysis includes 35 apartment communities (3,523 units, 79% in Connecticut, 17% in Massachusetts, and 4% in Rhode Island) owned by Grove or its affiliated predecessors since the beginning of 1998. On a Same Community basis, the weighted average monthly rental rate per apartment increased 4.4% to $742 from $711 and the economic occupancy rate increased to 96.3% from 95.3% for the nine months ended September 30, 1999 versus the first nine months of 1998. Overall, Same Community net operating income increased 7.4% to $13.43 million from $12.50 million for the nine months ended September 30, 1999 versus the first nine months of 1998. Net operating income increased due to a 6.0% increase in revenues offset by a 4.0% increase in operating expenses. Revenues increased due to the increase in rental rates and occupancy. Operating expenses increased due to higher snow plowing, landscaping, repairs and maintenance expenses.

The following table summarizes Same Community operations:

                                         --------------------
                                          Nine Months Ended
                                            September 30,        %
                                         --------------------
                                            1999       1998    Change
                                            ----       ----    ------
Economic Occupancy                         96.3%       95.3%    1.1%
                                         =====================
Average monthly rental rate per unit      $  742       $ 711    4.4%
                                         =====================
Revenues (millions)                       $22.66      $21.37    6.0%
Operating expenses (millions)               9.23        8.87    4.0%
                                         ----------------------------
    Net operating income (millions)        $13.43     $12.50    7.4%
                                         ============================

For the three months ended September 30, 1999 and 1998.
-------------------------------------------------------

On a Same Community basis, the weighted average monthly rental rate per apartment increased 4.6% to $750 from $717 and the economic occupancy rate increased to 96.7% from 96.1% for the third quarter of 1999 versus the third quarter of 1998. Overall, Same Community net operating income increased 7.1% to $4.71 million from $4.39 million for the third quarter of 1999 versus the third quarter of 1998. Net operating income increased due to a 6.4% increase in revenues offset by a 5.3% increase in operating expenses. Revenues increased primarily due to increases in rental rates and occupancy. Operating expenses increased primarily due to higher payroll, repairs and maintenance, and flood damage expenses due to unusually high rain fall at one property.

The following table summarizes Same Community operations:

                                         --------------------
                                          Three Months Ended
                                            September 30,        %
                                         --------------------
                                           1999        1998    Change
                                           ----        ----    ------
Economic Occupancy                         96.7%       96.1%    0.6%
                                         =====================
Average monthly rental rate per unit      $  750      $  717    4.6%

                                         =====================
Revenues (millions)                       $ 7.73      $ 7.26    6.4%
Operating expenses (millions)               3.02        2.87    5.3%
                                         ----------------------------
    Net operating income (millions)       $ 4.71      $ 4.39    7.1%
                                         ============================

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents totaled $14,245,000 as of September 30, 1999. The Company's ratio of long-term debt including the 1999 Credit Facility to total market capitalization on September 30, 1999 was, 55.0%, based on total market capitalization of $358.27 million, based on 12,223,403 Common Units and Common Shares, valued at $13.1875 per share/unit (the closing price on September 30, 1999), plus $197.07 million of long-term debt including the 1999 Credit Facility and excluding the fair value step up of $8.42 million.

On September 15, 1999, the Company declared a $0.18 per share dividend, which was paid on October 15, 1999. The dividends declared during the period resulted in a 50.6% pay out of funds from operations for the three months ended September 30, 1999.

In August 1999, the Company entered into the 1999 Credit Facility with its bank and retired the Company's prior revolving credit facility. The 1999 Credit Facility decreased the availability of the credit line to $40.0 million from $50.0 million, extended the maturity to August 2001 and modified certain financial covenants. The 1999 Credit Facility bears interest payable monthly at a floating rate of 2.0% above the 30, 60, or 90-day LIBOR rate. The 1999 Credit Facility is available to fund future property acquisitions and working capital needs.

In August 1999, the Company entered into new long-term debt in the amount of $26.3 million. This long-term debt matures in August 2009, is secured by five apartment communities, and requires monthly payments of principal and interest based upon a 30 year amortization schedule and has a fixed annual interest rate of 7.61%. The net proceeds from the loan were used to repay outstanding borrowings under the Company's prior revolving credit facility.

Acquisition Notes Payable are obligations related to three McNeil Properties (Rockingham Glen, 929 House, and Glen Meadow) to pay additional cash and issue additional Common Units when the properties are converted to market rate properties. On November 30, 1998, the mortgages on two of the properties (Glen Meadow and 929 House) were modified to allow these properties to be converted to 80% market rate units and 20% moderate income units. The Rockingham

Glen mortgage was modified in the third quarter of 1998 to allow this property to be converted to 80% market rate units and 20% moderate income units. On May 1, 1999, the Company issued 314,846 Operating Partnership Units valued at $3.5 million and made $1.6 million in cash payments on the Acquisition Notes Payable. As of September 30, 1999, Acquisition Notes Payable outstanding decreased $5.6 million to $7.3 million from $12.9 million as of December 31, 1998, due to the payment above and a change in estimate. The majority of the remaining Acquisition Notes Payable is expected to be paid within the next twelve months (consisting of approximately $3.2 million in cash and approximately $4.1 million in Common Units). When the Common Units are issued, the Acquisition Notes Payable balance will be reduced by the value of Common Units issued and the Company's Minority Interests in the Operating Partnership will be increased by a corresponding amount.

During 1998, the Board of Trustees authorized the Company to repurchase up to 400,000 Common Shares. In the first quarter of 1999, the Board of Trustees authorized the Company to purchase up to an additional 500,000 Common Shares. In the third quarter of 1999, the Board of Trustees authorized the Company to purchase up to an additional 500,000 Common Shares. Purchases of Common Shares and Common Units presented for redemption which are redeemed for cash are being funded from operating cash flow and the Company's 1999 Credit Facility. Since beginning its share repurchase program and through October 29, 1999, the Company has redeemed 456,606 Common Units for cash at an average price of $11.32 per share and repurchased 864,927 Common Shares at an average price of $11.39 per share.

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

Acquisitions/Dispositions
-------------------------

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

The Company has recently identified 6 properties in its portfolio (395 apartments) that no longer meet its long-term strategic criteria. The properties are located in Connecticut. Four of the identified properties (313 apartments) are currently under contract for sale. It is the Company's goal to finalize the sale of these four properties by the end of the fourth quarter of 1999.

Year 2000
---------

In the course of the Company's planned upgrade of its information systems to accommodate growth of its business, the Company will assure that its computer software and hardware will be year 2000 compliant. To date, the Company anticipates that the upgrade of its information systems will be completed during 1999 and believes that the cost thereof is not material and will not have a material impact on net income, assets or liabilities. The Company has incurred costs of $27,200 specifically related to Year 2000 compliance and anticipates $ 25,000 of future related costs. The Company has identified the other non-information systems that depend on microprocessors in the conduct of its business. Because of the nature of the Company's business, it does not depend to any material extent on electronic interchange of data or information with its residents, suppliers or vendors. The following table outlines the Company's status to date of risks associated with the Year 2000 problem:

-------------------- -------------------- -------------------- -------------------- --------------------
                         Assessment          Remediation            Testing           Implementation
-------------------- -------------------- -------------------- -------------------- --------------------

Information          100% Complete        90% Complete         90% Complete         90% Complete
Technology
                                          Expected             Expected             Expected
                                          completion date,     completion date,     completion date,
                                          November 1999        November 1999        November 1999
-------------------- -------------------- -------------------- -------------------- --------------------
Operating
Equipment with       100% Complete        100% Complete        100% Complete        100% Complete
Embedded Chips or
Software
-------------------- -------------------- -------------------- -------------------- --------------------

3rd Party            90% Complete         90% Complete         90% Complete         90% Complete
-------------------- -------------------- -------------------- -------------------- --------------------


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

Funds from Operations
---------------------

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

FFO increased to $4.4 million from $3.2 million for the three months ended September 30, 1999 and 1998, respectively. Dividends declared for the three months ended September 30, 1999 were $0.18 per share, representing 50.6% of FFO, while dividends declared for the three months ended September 30, 1998 were $0.17 per share representing 59.1% of FFO.

FFO increased to $11.9 million from $9.0 million for the nine months ended September 30, 1999 and 1998, respectively. Dividends declared for the nine months ended September 30, 1999 were $0.54 per share, representing 55.6% of FFO, while dividends declared for the nine months ended September 30, 1998 were $0.51 per share representing 64.6% of FFO.

FFO was calculated as follows (in thousands):

                                                      For the Three Months Ended    For the Nine Months Ended
                                                            September 30,                 September 30,
                                                          1999           1998          1999            1998
                                                          ----           ----          ----            ----
Income before loss on sale, extraordinary items,
    and minority interests .....................        $ 1,937        $ 1,733        $ 4,794        $ 5,149
Real estate depreciation and amortization ......          2,464          1,538          7,262          3,928
                                                        -------        -------        -------        -------
Funds from operations before minority interests           4,401          3,271         12,056          9,077
Minority interests in consolidated partnerships              38             32            110             95
                                                        -------        -------        -------        -------
FFO ............................................        $ 4,363        $ 3,239        $11,946        $ 8,982
                                                        =======        =======        =======        =======

Seasonally
----------

Historically, net income from the Properties has been lower in the first and second quarters than in the remainder of the year due to higher utility charges, snow removal and other weather-related expenses. In addition, rental rates increase ratably during the year which results in higher rental revenues in the second half of the year.

Inflation
---------

Substantially all of the leases at the properties are for a term of one-year or less, which may enable the Company to seek increased rents upon renewal or reletting. Such short-term leases generally lessen the risk to the Company of the potential adverse effects of inflation.

"Safe Harbor" Statement under Private Securities Litigation Reform Act of 1996
------------------------------------------------------------------------------

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily from its 1999 Credit Facility. A hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the net fair value of all interest sensitive financial instruments by $222,500 at September 30, 1999.

PART II.  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

NONE

ITEM 2:  CHANGE IN SECURITIES AND USE OF PROCEEDS

On September 1, 1999, the Company issued 50,000 Common Shares valued at $10.05 per Common Share. The total value of the Common Shares was approximately $.5 million.

The issuance of the Common Shares referred to in the preceding paragraph was not registered under the Securities Act of 1933 in reliance on the exemption contained in Rule 506 thereunder on basis that each purchaser in such transaction was an accredited investor.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5:  OTHER INFORMATION

NONE

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

     No.        Description
     ---        -----------

      4 Revolving Credit Agreement among Grove Operating, L.P., Grove Property Trust and BankBoston, N.A. and the Other Banks Which May Become Parties to the Agreement with BankBoston, as Agent, and BankBoston Robertson Stephens, as Arranger, and First Union National Bank, as Syndication Agent, dated as of August 11, 1999

     27         Financial Data Schedule

(b)   Reports on Form 8-K

NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     REGISTRANT:

                                     GROVE PROPERTY TRUST

November 10, 1999                    By: /s/Joseph R. LaBrosse
                                        -------------------------------
                                        Name:  Joseph R. LaBrosse
                                        (On behalf of the registrant and as
                                        Chief Financial Officer)

                                  EXHIBIT INDEX
                                  -------------


          Exhibit Number                Description
          --------------                -----------

               4 Revolving Credit Agreement among Grove Operating, L.P., Grove Property Trust and BankBoston, N.A. and the Other Banks Which May Become Parties to the Agreement with BankBoston, as Agent, and BankBoston Robertson Stephens, as Arranger, and First Union National Bank, as Syndication Agent, dated as of August 11, 1999

              27              Financial Data Schedule