Form 10-K
period 1999-12-31
GROVE PROPERTY TRUST
filed 2000-03-24
CIK 920776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1999 or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                           Commission file No. 1-13080

                              GROVE PROPERTY TRUST
             (Exact name of registrant as specified in its charter)

            Maryland                                    06-1391084
            --------                                    ----------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

        598 Asylum Avenue, Hartford, Connecticut         06105
        ----------------------------------------         -----
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of February 29, 2000, was $70,977,924.

The number of Common Shares of Beneficial Interest outstanding as of February 29, 2000 was 8,206,175.

                      DOCUMENTS INCORPORATED BY REFERENCE:
      Definitive proxy statement for 2000 Annual Meeting of Shareholders -
                             Part III of Form 10-K

                              GROVE PROPERTY TRUST
                                TABLE OF CONTENTS
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


ITEM                                                                        PAGE
----                                                                        ----
                                     PART I
                                     ------

1.  Business ...............................................................   2
    The Company ............................................................   2
    The Operating Partnership ..............................................   2
    Business Objectives and Growth Strategies ..............................   3
    Financing Strategies ...................................................   3
    Revolving Credit Facility ..............................................   3
    Policies with respect to Certain Activities ............................   4
    The Apartment Communities ..............................................   4
    Property Table .........................................................   5
    The Retail Properties ..................................................   6
    Property Management ....................................................   6
    Insurance ..............................................................   7
    Competition ............................................................   7
    Regulation .............................................................   7
    Environmental Matters ..................................................   8
    Employees ..............................................................   9

 2.  Properties ...........................................................    9

 3.  Legal Proceedings ....................................................   10

 4.  Submission of Matters to a Vote of Security Holders ..................   10

                                     PART II
                                     -------

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters ..................................................   10

 6.  Selected Financial Data ..............................................   14

 7.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations ............................................   15

7A.  Quantitative and Qualitative Disclosures About Market Risk ...........   19

 8.  Financial Statements and Supplementary Data ..........................   19

 9.  Changes in and Disagreements with Accountants on Accounting
     and Financial Disclosure .............................................   19

                                    PART III
                                    --------

10.  Directors and Executive Officers of the Registrant ...................   19

11.  Executive Compensation ...............................................   19

12.  Security Ownership of Certain Beneficial Owners and Management .......   20

13.  Certain Relationships and Related Transactions .......................   20

                                     PART IV
                                     -------

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K .....   20

PART 1
------
ITEM 1.  BUSINESS
-----------------

THE COMPANY

Grove Property Trust, a Maryland real estate investment trust (the "Company" or "Grove"), is a self-managed and self-administered real estate investment trust ("REIT") that is engaged in the acquisition, repositioning, management and operation of mid-priced and subsidized multifamily and specialty retail properties in the Northeastern United States. The Company is a fully integrated real estate organization with in-house acquisition, repositioning and renovation, financing, marketing, leasing and property management expertise.

As of March 15, 2000, Grove owned interests in and operated 55 Apartment Communities containing a total of 6,154 units in Connecticut, Massachusetts and Rhode Island and 4 specialty retail properties in Massachusetts and Maine containing an aggregate of approximately 118,700 rentable square feet. The Apartment Communities are mid-priced and subsidized apartment properties consisting primarily of two- and three-story buildings in landscaped settings. The Apartment Communities are well located within their markets and appeal to middle income and moderate income residents who are generally "renters by necessity", with the exception of the Boston suburban properties where residents are renters by choice in many instances.

Grove's predecessors commenced operations in 1980. The Company completed its initial public offering in 1994 with the acquisition of three apartment properties. At that time, affiliates of Grove owned additional apartment properties and other real estate assets outside of the Company and conducted management and acquisition activities through entities that were also owned outside of the Company. In 1996, management began to undertake a number of strategic initiatives intended to maximize shareholder value. In March 1997, the Company completed the following: (i) the creation of an Umbrella Partnership REIT (an "UPREIT") structure by forming Grove Operating, L.P. (the "Operating Partnership") to facilitate the consolidating transactions described below and to provide potential sellers with a mechanism to defer their tax liability; (ii) the acquisition through the Operating Partnership of 20 properties owned by affiliates of Grove; (iii) the acquisition of the property management assets and related liabilities of Grove Property Services Limited Partnership ("GPS"), the entity that managed the properties owned by Grove as well as the 20 properties owned by affiliates of Grove; (iv) a $30 million private placement (3,333,333 shares at $9.00 per share) of equity securities to investors that included, among others, four investment funds managed by Morgan Stanley Group, Inc. and the Oregon Public Employees Retirement Fund; and (v) the closing of a $25 million Credit Facility and a $15 million term loan facility (collectively, the "Consolidation Transactions").

In November 1997, the Company completed a public offering underwritten by Salomon Smith Barney and co-managed by Lehman Brothers. Simultaneously, the Company sold additional shares directly to certain investors. The Company sold an aggregate of 4,500,000 shares at a public offering price per share of $10 7/8.

From the Fall of 1998 through December 31, 1999, the Company repurchased an aggregate of 1,322,616 shares and Operating Partnership Units ("Common Units" or "OP Units") at an average price of $11.37 for a total cost of $15 million.

During 1998, the Company purchased 3,605 apartments units and a 23,325 square foot retail property for a total of approximately $171 million with cash, debt and the issuance of OP Units. During 1999, the Company sold four Apartment Communities containing 313 apartments units for $12.8 million.

The Company operates in three industry segments: residential, subsidized residential and retail. Certain financial data on a segment basis is included in
Note 16 to the consolidated financial statements, included elsewhere, herein.

THE OPERATING PARTNERSHIP

The Operating Partnership was formed to act as the vehicle for the acquisition of properties. Grove is the sole general partner of the Operating Partnership and thereby controls the Operating Partnership. Using the Operating Partnership, the Company is able to acquire properties in exchange for Common Units, which represent limited partnership interests in the Operating Partnership. The recipients of Common Units are restricted from transferring such Common Units for a period of one year from the acquisition date. The Common Units are redeemable after such time for cash (based on the fair market value of an equivalent number of Common Shares at the time of such redemption) or, at the Company's option, for Common Shares of the Company on a one-for-one basis, subject to certain anti-dilution adjustments and exceptions. While the holders of Common Units determine whether they want to redeem Common Units, the Company decides if the redemption price will be paid in cash or in Common Shares. With the Operating Partnership, the Company believes it is able to offer attractive purchase terms to owners of properties who have little or no tax basis remaining in such properties. In many cases, the immediate tax liability incurred by such owners upon a transfer of such properties would be significant if the purchase price were paid in cash. By utilizing the Operating Partnership structure, the Company can make payment in Common Units, thereby deferring all or a portion of an owner's federal income tax liability. During 1998, the Operating Partnership issued approximately 391,000 Common Units in conjunction with the acquisition of 20 properties with approximately 2,200 apartments. At December 31, 1999, Grove owned approximately 67.7 % of the total partnership interests, including the sole general partner interest, in the Operating Partnership, consisting of Grove's ownership of 8,197,141 Common Units.

BUSINESS OBJECTIVES AND GROWTH STRATEGIES

The Company's current long-term objectives are; (i) accretively acquiring under-utilized multifamily properties in high-barrier-to-entry locations in the Northeastern United States; (ii) continuing to repurchase shares and OP Units at prices below Net Asset Value (NAV); (iii) continuing the repositioning and renovating of its property portfolio with a targeted annual return on investment of 15%; (iv) aggressively managing its portfolio to increase revenues at an above inflationary rate and keeping operating costs at or below budgeted amounts; and (v) consistently providing quality service and a desirable living environment to all of its residents. A variety of factors, many of which are beyond the Company's control, may prevent the Company from achieving these objectives. In addition, future developments and events may cause the Company to redefine its objectives either by modifying current objectives or by identifying additional ones.

ACQUISITIONS.  The  Company's  primary  growth  strategy  has  been  to  acquire under-utilized, mid-priced and subsidized apartment properties in the Northeastern United States. Grove believes that opportunities for acquisitions in the Northeastern United States are attractive because the region is generally characterized by: (i) limited new construction due to significant barriers to entry resulting from high construction costs, limited land availability, strict zoning laws and extended permitting processes; (ii) a limited number of publicly traded companies focusing on the acquisition of under-utilized, mid-priced or subsidized multifamily communities; (iii) highly fragmented markets with many small-to-medium sized family owned companies that own older apartment properties in which the owners are looking to sell with minimal tax impact; and (iv) many older apartment properties where maintenance and improvements have been deferred and where the Company believes selective capital improvements and professional management may create opportunities for increased rents.

When evaluating potential acquisitions, the following factors are among those the Company considers: (i) the demographic characteristics and resident profile of the neighborhood; (ii) the age and quality of the property; (iii) the current and projected cash flow of the property and the ability to increase cash flow through return-oriented capital improvements; (iv) the potential for capital appreciation of the property; (v) the terms of leases, including the potential for rent increases; (vi) the potential for economic growth and the tax and regulatory environment of the community in which the property is located; (vii) the occupancy of and demand for properties of a similar type in the market; and
(viii) competition from existing properties and the potential for the construction of new properties in the area.

The Company's acquisitions of all Apartment Communities have ranged from single communities in the $3 million range (88 apartments) to a $105 million portfolio that totaled 2,160 units (the "McNeil Portfolio").

REPOSITIONING AND RENOVATION. The Company evaluates, repositions and renovates all acquired properties as appropriate. Subsidized residential properties in the portfolio receive necessary renovations as required. Repositioning of subsidized residential assets may occur upon partial conversion to market rates. When pursuing an acquisition, members of the Company's in-house acquisition, development and property management teams work together in evaluating potential renovation and repositioning strategies and budgets. Additionally, the Company reviews its portfolio to determine where opportunities exist to make incremental capital improvements that meet its targeted annual return on cost of 15%. Typical renovations include replacing carpets, appliances, kitchen cabinets, counter tops, bathroom fixtures and vanities as well as upgrading landscaping, adding fitness centers and community rooms, repaving existing parking spaces and adding additional parking spaces.

FINANCING STRATEGIES

The Company intends to maintain a debt-to-total market capitalization ratio of 60.0% or less. At December 31, 1999, the Company had debt totaling $195.6 million and a ratio of debt-to-total market capitalization of approximately 53.9% based on the closing price of the Company's Common Shares on the American Stock Exchange of $13.25 and assuming conversion of all OP Units. The weighted average interest rate on the Company's fixed-rate mortgage debt as of December 31, 1999 was approximately 7.60% and the weighted average maturity was approximately ten years.

REVOLVING CREDIT FACILITY

In April 1998, the Operating Partnership entered into a revolving credit facility (the "1998 Credit Facility"), which provided for a credit line of $50.0 million on an unsecured basis. The 1998 Credit Facility had interest payable monthly at a floating rate of 1.50% above the 30, 60, or 90-day LIBOR rate. The 1998 Credit Facility was available to fund property acquisitions and up to $5.0 million was available to fund working capital needs. The 1998 Credit Facility was paid-off and cancelled in August 1999.

On August 13, 1999, the Company obtained a new revolving credit facility (the "1999 Credit Facility"). The 1999 Credit Facility is unsecured, has availability of up to $40.0 million, matures in August 2001, and contains other financial covenants. The 1999 Credit Facility bears interest payable monthly at a floating rate of 2.0% above the 30, 60, or 90-day LIBOR rate. The 1999 Credit Facility is available to fund future property acquisitions and working capital needs. As of December 31, 1999, the 1999 Credit Facility had $15.3 million outstanding.

POLICIES WITH RESPECT TO CERTAIN ACTIVITIES

GENERAL. The following is a discussion of certain current investments, financing and other practices of the Company. These practices may be amended or revised from time to time without a vote of the Company's shareholders, except that the Company cannot change its policy of holding its assets and conducting its business principally through the Operating Partnership without the consent of the holders of Common Units as provided in the Partnership Agreement of the Operating Partnership.

INVESTMENT OBJECTIVES AND PRACTICES. The Company's investment objective is to provide quarterly distributions of a portion of cash available for distribution and to achieve long-term capital appreciation through increases in cash flow from operations, reinvestment of retained cash, growth of the Company's property portfolio through accretive acquisitions and strategic return oriented repositioning capital improvements. The Company's practice is to acquire assets primarily for generation of current income and appreciation.

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

DISPOSITION. The Company will periodically review the total assets in the Company's portfolio. The Company could dispose of some of its properties, based upon management's strategic review of its total portfolio.

FINANCING PRACTICES. The Company expects to continue to maintain a conservative debt-to-total market capitalization ratio of 60% or less. Such ratio represents total debt of the Company as a percentage of the market value of the Common Shares (assuming the exchange of all Common Units for Common Shares) plus total debt of the Company. The Company's Third Amended and Restated Declaration of Trust, as amended (the "Charter"), and Bylaws, however, do not limit the amount or percentage of indebtedness that the Company may incur. In addition, from time to time, the Company may modify its debt practice in light of changing economic conditions, relative costs of debt and equity capital, market values of its properties, general conditions in the market for debt and equity securities, fluctuations in the market price of the Common Shares, growth and acquisition opportunities and other factors. Accordingly, the Company may increase or decrease its debt-to-total market capitalization above or below 60%.

OTHER. The Company intends to operate in a manner that will not subject it to regulation under the Investment Company Act of 1940. The Company does not intend
(i) to invest in the securities of other issuers for the purpose of exercising control over such issuer; (ii) to underwrite securities of other issuers; or
(iii) to trade actively in loans or other investments.

THE APARTMENT COMMUNITIES

The Company at March 15, 2000 owned interests in and operated 55 Apartment Communities containing a total of 6,154 units. The Apartment Communities are mid-priced and subsidized apartment properties that consist primarily of two- and three-story buildings in landscaped settings. The Apartment Communities are well located within their markets and appeal to middle income and moderate income residents who are generally "renters by necessity", with the exception of the Boston suburban properties where residents are renters by choice in many instances. The Apartment Communities are located in the following states:

                               Number of Apartment      Number of      Number of Subsidized       Total         Percentage of Total
                               --------------------     ----------     ---------------------      -----         -------------------
State                              Communities      Residential Units    Residential Units   Apartment Units      Apartment Units
-----                              -----------      -----------------    -----------------   ---------------      ---------------
Connecticut ...........                  23               2,503                   0               2,503                  40%
Massachusetts .........                  27               1,642               1,231               2,873                  47%
Rhode Island ..........                   5                 778                   0                 778                  13%
                                      -----               -----               -----               -----               -----
Totals as of March 2000                  55               4,923               1,231               6,154                 100%
                                      =====               =====               =====               =====               =====

Of the current 55 Apartment Communities, 31 have 100 units or more, with the largest having 416 units and the smallest having 18 units. Thirteen Apartment Communities totaling 1,231 units are subsidized under various programs administered by the U.S. Department of Housing and Urban Development ("HUD") or the Massachusetts Housing Finance Authority ("MHFA"). The average size of the Apartment Communities is approximately 112 units. Of the 6,154 units in the Apartment Communities, 204 units or 3.3% are studios, 2,599 units or 42.2% are one bedrooms, 3,104 units or 50.4% are two bedrooms, 243 units or 4.0% are three bedrooms and 4 units or 0.1% are four bedrooms. The Apartment Communities contain an aggregate of 6,034,917 million rentable square feet with an average unit size of 981 square feet. For the year ended December 31, 1999, the Apartment Communities had an average economic occupancy rate of 96.4% and an average monthly rental rate of $792 per unit.


                                 PROPERTY TABLE
                                 --------------
                                                                                           Average Economic   Average Monthly Rental
                                                                                           ----------------   ----------------------
                                                                                          Occupancy Rate (1)     Rate Per Unit (2)
                                                                                          ------------------     -----------------
                                                                                 Average    Year      Year       Year        Year
                                         Percentage    Number   Year    Year     Sq. Ft.   Ended      Ended      Ended       Ended
        Property           Town/City      Ownership   of Units  Built Renovated  Per Unit 12/31/98  12/31/99   12/31/98    12/31/99
        --------           ---------      ---------   --------  ----- ---------  -------- --------  --------   --------    --------
CONNECTICUT
-----------
208-210 Main St(3)(10)     Manchester        100%        28     1969    1988        929     95.7%     86.2%       $809        $840
Arbor Commons              Ellington         100%        28     1975    1988        780     95.4%     93.5%        713         729
Avon Place                 Avon               99%       156     1973    1995      1,448     99.0%     97.8%        914         963
Barons Apartments(9)       Southington       100%        54     1970    1994        900     90.0%     89.3%        742         769
Bradford Apartments        Newington          91%        64     1964    1989        894     94.7%     97.7%        714         736
Briar Knoll Apts           Vernon            100%       150     1986    1999        867     94.6%     94.3%        645         706
Brooksyde Apts             West Hartford     100%        80     1945    1997        800     97.6%     97.8%        727         767
Burgundy Studios           Middletown        100%       102     1973    1996        443     95.7%     96.5%        446         465
Cambridge Estates          Norwich           100%        92     1977    1990        939     91.9%     93.0%        756         777
Colonial Village           Plainville        100%       104     1968    1989        981     92.2%     95.8%        780         811
Dogwood Hill(8)            Hamden            100%        46     1971    1993      1,330     96.5%     96.1%        766         782
Summit & Birch Hill        Farmington        100%       184     1967    1996        937     97.5%     98.3%        823         847
Fox Hill Apartments        Enfield            97%       168     1974    1991        796     96.2%     97.5%        684         695
Fox Hill Commons           Vernon            100%        74     1965    1989        849     94.6%     95.7%        736         767
Greenfield Village         Rocky Hill        100%       147     1965    1997        735     92.9%     93.9%        690         721
Hamden Centre(8)           Hamden            100%        65     1968    1993        873     94.3%     97.2%        676         691
High Meadow                Ellington         100%       100     1975    1999        691     95.4%     96.5%        599         625
Hilltop                    Norwich           100%       120     1987    1999        986     88.4%     95.1%        661         703
Glastonbury Center         Glastonbury       100%       104     1962    1989        961     96.7%     95.4%        832         879
Loomis Manor               West Hartford      91%        43     1948    1990      1,138     94.8%     96.9%        882         915
Ocean Reef(8)              New London         97%       163     1962    1995        829     89.1%     93.1%        667         687
Park Place West            West Hartford     100%        63     1961    1989        861     95.6%     94.9%        687         706
Pinney Brook               Ellington         100%        34     1968    1999        882       n/a       n/a        n/a         n/a
Parkwood(4)(5)             East Haven        100%       102     1975    1999        857     96.6%     98.4%        620         645
Sandalwood(8)              New London         97%        39     1977    1996        517     95.1%     92.4%        481         496
Ribbon Mill                Manchester        100%       104     1908    1999      1,221     94.4%     94.6%        681         799
River's Bend               Windsor           100%       364     1973    1996      1,038     97.4%     97.0%        778         812
Westwynd Apts              West Hartford      91%        46     1969    1990        901     95.7%     98.2%        673         688
Woodbridge                 Newington         100%        73     1968    1991        792     97.0%     94.8%        741         762

MASSACHUSETTS
-------------
929 House(3)(4)(5)         Cambridge         100%       127     1975     n/a        752     98.8%     97.6%      1,075       1,190
Abington Grove(4)(5)       Abington          100%        90     1968    1999        867     92.8%     97.2%        686         713
Cedar Glen(4)(5)(7)        Reading           100%       114     1980     n/a        931     99.7%     99.1%      1,023       1,038
Chestnut Glen(4)(5)(7)     Abington          100%       130     1983     n/a      1,192     98.2%     97.9%      1,051       1,056
Coachlight Village(4)(5)   Agawam            100%        88     1967    1994        655     97.4%     98.6%        556         573
Conway Court(4)(5)(7)      Roslindale        100%        28     1920     n/a        839     91.5%    100.8%        449         452
Dean Estates               Taunton           100%        58     1984     n/a      1,014     96.1%     97.9%        705         722
Four Winds                 Fall River        100%       168     1987    1996      1,089     95.3%     97.4%        725         745
Glen Grove(4)(5)(7)        Wellesley         100%       125     1979     n/a      1,294     99.4%     98.7%      1,043       1,054
Glen Meadow(4)(5)          Franklin          100%       288     1971    1999      1,017     93.9%     90.9%        464         651
Gosnold Grove(4)(5)(7)     East Falmouth     100%        33     1978     n/a        796     96.8%     92.3%        843         835
Highland Glen(4)(6)(7)     Westwood          100%       180     1979     n/a      1,250       n/a     98.2%        n/a         841
Longfellow Glen(4)(5)(7)   Sudbury           100%       120     1984     n/a        905     95.8%     95.4%      1,130       1,164
Nehoiden Glen(4)(5)(7)     Needham           100%        61     1978     n/a        951     99.0%     98.9%      1,048       1,060
Noonan Glen(4)(5)(7)       Winchester        100%        18     1983     n/a        997     99.0%     98.7%      1,022       1,057
Norton Glen(4)(5)(7)       Norton            100%       150     1983    1999      1,100     93.2%     98.4%      1,055       1,073
Old Mill Glen(4)(5)(7)     Maynard           100%        50     1983     n/a      1,120     92.7%     96.9%      1,215       1,218
Phillips Park(4)(5)        Wellesley         100%        49     1988     n/a      1,245    102.5%     96.9%      1,351       1,378
Rockingham Glen(4)(5)      West Roxbury      100%       143     1974     n/a      1,480     96.1%     97.8%        933         921
Security Manor             Westfield          89%        63     1971    1988      1,150     99.0%     99.5%        601         617
Sturbridge Meadows(4)(5)   Sturbridge        100%       104     1985    1998      1,208     93.5%     94.0%        609         677
Summerhill Glen(4)(5)(7)   Maynard           100%       120     1980     n/a        801     94.8%     94.1%        426         425
Van Deene Manor(3)         West Springfield   89%       109     1970    1990        664     96.8%     97.9%        634         652
Spring Hill Commons        Acton             100%       123     1973    1998        732     95.1%     98.2%        777         823
Webster Green(4)(5)        Needham           100%        76     1985     n/a      1,342    100.8%     96.3%      1,308       1,329
Westwood Glen(4)(5)        Westwood          100%       156     1972     n/a        817     94.2%     92.1%      1,020         971
Wilkins Glen (4)(5)(7)     Medfield          100%       102     1975     n/a      1,249    104.5%     97.2%        547         551

RHODE ISLAND
------------
Dean Estates II            Cranston           97%        48     1970    1994      1,170     96.9%     98.8%        714         731
Royale                     Cranston           97%        76     1976    1993      1,151     97.4%     97.7%        724         745
Tanglewood (4)(5)          West Warwick      100%       176     1973    1998      1,042     96.3%     97.4%        647         682
Winchester Park (4) (5)    East Providence   100%       416     1972    1998        881     94.5%     96.6%        558         609
Winchester Wood (4) (5)    East Providence   100%        62     1989    1998      1,330     98.2%     98.7%        934         976

                                                 ----------                  -----------------------------------------------------
     Total/Weighted Average                           6,549                         981     96.0%     96.4%       $758        $792
                                                 ==========                  =====================================================
     Same Community Weighted Average (4)                                                    95.7%     96.5%       $720        $752
                                                                             =====================================================

                            (NOTES ON FOLLOWING PAGE)

(1) Average economic occupancy rate is derived by dividing; actual collected rental income by gross potential rental income. Gross potential rental income includes vacancy losses and bad debt, but does not include model expenses or employee concessions or discounts.
(2) Average monthly rental rate per unit is derived by dividing actual collected rental income by total number of leasable units.
(3) The following Apartment Communities contain additional space which is rented to commercial tenants:

Apartment Communities                  Commercial Sq. Ft.
---------------------                  ------------------
208-210 Main St.                             9,597
929 House                                   11,585
Van Deene Manor                              1,630
                                            ------
Total                                       22,812
                                            ======

(4) The same community weighted average amounts represent the average occupancy and rental rates for the 31 Apartment Communities owned by Grove or its affiliated predecessors for the years 1998 and 1999. 26 properties were purchased by Grove or its affiliated predecessors during or subsequent to such period and have been excluded from the same community amounts. The following sets forth the acquisition dates for such excluded Apartment
     Communities:

Apartment Communities       Acquisition Date               Apartment Communities       Acquisition Date
---------------------       ----------------               ---------------------       ----------------
Tanglewood                       Jan-98                    Gosnold Grove                    Oct-98
Coachlight Village               Apr-98                    Longfellow Glen                  Oct-98
Winchester Park                  Jun-98                    Nehoiden Glen                    Oct-98
Winchester Woods                 Jun-98                    Noonan Glen                      Oct-98
Sturbridge Meadows               Aug-98                    Norton Glen                      Oct-98
Parkwood                         Aug-98                    Old Mill Glen                    Oct-98
929 House                        Oct-98                    Phillips Park                    Oct-98
Abington Grove                   Oct-98                    Summerhill Glen                  Oct-98
Cedar Glen                       Oct-98                    Webster Green                    Oct-98
Chestnut Glen                    Oct-98                    Westwood Glen                    Oct-98
Conway Court                     Oct-98                    Wilkins Glen                     Oct-98
Glen Grove                       Oct-98                    Rockingham Glen                  Nov-98
Glen Meadow                      Oct-98                    Highland Glen                    Dec-98

(5) These twenty-five properties were purchased from non-affiliated parties in 1998, as noted in note 4 above. Information on these properties is not available for the entirety of the periods covered in the above table.
(6)  Highland Glen was purchased in December 1998 from a non-affiliated party.
(7)  These thirteen properties are subsidized residential properties.
(8) These four properties were sold to a non-affiliated party on November 15, 1999.
(9)  This property was sold to a non-affiliated party on January 5, 2000.
(10) This property was sold to a non-affiliated party on March 1, 2000.

THE RETAIL PROPERTIES

Although the Company's principal focus is the acquisition and ownership of apartment communities, it owns 4 mixed-use and specialty retail properties. One of these properties is a community shopping center in Longmeadow, Massachusetts that contains approximately 79,000 rentable square feet of retail and office space. The shopping center, which was originally constructed by an unaffiliated owner in 1962 and subsequently expanded in 1978, was purchased by an affiliate of the Company in 1994 and renovated and retenanted by management at various times from 1994 through 1999. For the year ended December 31, 1999, the shopping center had an average annual base rental rate of $13.92 per square foot and was 100% leased. One of these properties is a shopping center in Freeport, Maine that contains approximately 23,300 rentable square feet of retail space. An unaffiliated owner originally constructed the shopping center in 1985. For the year ended December 31, 1999, the shopping center had an average annual base rental of $30.84 per square foot and was 92.1% leased.

The other two retail properties are specialty retail properties, which were acquired from an affiliate of the Company on October 31, 1997. These properties are in the historic district of Edgartown, Massachusetts. The two properties were originally constructed in the 1800's. The first building, known as the Wharf Building, contains approximately 11,000 rentable square feet, and was renovated by the previous affiliated owner in 1996. As of December 31, 1999, the Wharf Building had an average annual rental rate of $28.08 per square foot and was 100% leased. The second building, the Cornerblock, contains approximately 5,400 rentable square feet and was substantially renovated by an unaffiliated predecessor owner in 1988. For the twelve months ended December 31, 1999, the Cornerblock had an average annual rental rate of $36.60 per square foot and was 100% leased.

PROPERTY MANAGEMENT

Grove manages its portfolio through its staff of approximately 208 professional and support personnel and approximately sixteen part-time support personnel, including the Chief Operating Officer and regional property managers at the corporate level and property managers, service technicians, leasing agents, porters and landscapers at the property level. Fifty accounting and administrative employees support the Chief Operating Officer, regional property managers and on-site personnel.

During 1997, 1998 and 1999, the Company experienced average resident retention rates of 62%, 68% and 62%, respectively. The management division implements on-site management programs, accounting systems, marketing systems and resident quality control and retention procedures. On-site property management teams perform leasing and rent collection functions and coordinate resident services. The Company uses newspaper advertisements, resident referrals, apartment guides and the Internet to market and advertise the Apartment Communities. The Company supplements its marketing and advertising effort with point-of-purchase materials and well-maintained properties with strong curb appeal. The Company's marketing personnel market the Apartment Communities on a continual basis rather than waiting until vacancies occur. The Company does not need to market its subidized residential properties due to the fact these properties have resident waiting lists. In addition, the Company does not market its retail properties because they are fully occupied.

The regional managers and accounting department personnel assist on-site management. Regional managers monitor performance criteria at each Apartment Community, and the accounting division audits and monitor each Apartment Community's financial records.

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

The Company's marketing and leasing procedures are designed to ensure compliance with all federal, state and local laws and regulations. Underwriting guidelines for prospective residents comply with FHAA and ADA (both as defined below) regulations and are designed to stabilize cash flows. Approximately thirteen Apartment Communities are subsidized under various programs administered by HUD or the MHFA.

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

COMPETITION

All of the Apartment Communities are located in developed areas that include other apartment communities. The number of competitive apartment properties in a particular area could have a material effect on the Company's ability to (i) lease apartment units or (ii) lease apartment units at newly acquired properties and (iii) increase the rental rates charged. There are numerous real estate companies, including those operating in the markets in which the Company's properties are located, which compete with the Company in seeking properties for acquisition and for tenants to occupy such properties. The Company may compete with companies that have greater resources than the Company. Further, the availability of single-family housing and other forms of multifamily residential properties, such as manufactured housing communities, provide alternatives to existing and potential residents of apartment communities.

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

EMPLOYEES

As of February 15, 2000 the Company employed approximately 224 persons including part time employees and its executive officers, none of which is represented by a labor union. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES
-------------------

The information concerning the Company's properties contained in Item 1 hereof under the captions "The Apartment Communities" and "The Retail Properties" is incorporated herein by reference.

Certain of the Company's properties secure mortgage indebtedness on such property as summarized by the following table.


                             Principal Amount                      Total Book Value
                             Outstanding at        Fair Value      Principal Amount      Contractual
     Name of Property       December 31, 1999      Step up (1)       Outstanding         Interest Rate          Maturity Date
     ----------------       -----------------      -----------       -----------         -------------          -------------
                                          (amounts in thousands)
Avonplace                       $       6,342                          $     6,342         6.71% (2)              May 2008
Brooksyde                               1,937                                1,937         6.71% (2)              May 2008
Coachlight Village                      2,097                                2,097         6.71% (2)              May 2008
Colonial Village                        3,584                                3,584         6.71% (2)              May 2008
Dean Estates II                         1,225                                1,225         6.71% (2)              May 2008
Four Winds                              6,005                                6,005         6.71% (2)              May 2008
Fox Hill Apartments                     5,554                                5,554         6.71% (2)              May 2008
River's Bend                           12,389                               12,389         6.71% (2)              May 2008
Summitt & Birch Hill                    7,286                                7,286         6.71% (2)              May 2008
Royale                                  2,018                                2,018         6.71% (2)              May 2008
Barons Apartments                       1,218                                1,218           7.25%                June 2013
Bradford Apartments                     1,958                                1,958         6.71% (2)              May 2008
Burgundy Studios                        1,822                                1,822         6.71% (2)              May 2008
Cambridge Estates                       6,000                                6,000         7.04% (3)            January 2006
Parkwood                                2,863                                2,863           7.88%              October 2031
Sturbridge Meadows                      2,376                                2,376          10.08%              October 2004
Fox Hill Commons                        2,196                                2,196         6.71% (2)              May 2008
Glastonbury Center                      4,305                                4,305           8.33%              December 2003
Loomis Manor                            1,768                                1,768         6.71% (2)              May 2008
Winchester Woods                        2,338                                2,338           7.05%               March 2005
Woodbridge                              2,304                                2,304         6.71% (2)              May 2008
Dean Estates                            1,952                                1,952           7.09%              November 2006
Longmeadow Shops                        7,561                                7,561           8.20%                July 2009
Security Manor                          1,444                                1,444         6.71% (2)              May 2008
Van Deene Manor                         3,071                                3,071         6.71% (2)              May 2008
Ribbon Mill                             4,550                                4,550           7.61%              October 2029
Highmeadow                              4,350                                4,350           7.61%              October 2029
Hilltop                                 4,560                                4,560           7.61%              October 2029
Tanglewood                              6,665                                6,665           7.61%              October 2029
Briar Knoll                             6,087                                6,087           7.61%              October 2029
Glen Meadow                             2,747                                2,747           6.19%               March 2013
Westwood Glen                           4,468                                4,468           6.19%               April 2013

                           ( continued on next page )

                             Principal Amount                      Total Book Value
                             Outstanding at        Fair Value      Principal Amount      Contractual
     Name of Property       December 31, 1999      Step up (1)       Outstanding         Interest Rate          Maturity Date
     ----------------       -----------------      -----------       -----------         -------------          -------------
                                          (amounts in thousands)
Rockingham Glen                 $       4,553       $      219         $     4,772           7.46%               April 2018
Wilkins Glen                            1,917              418               2,335           8.96%               April 2016
Summerhill                              2,152              288               2,440           7.46%               April 2018
Nehoiden Glen                           1,066              121               1,187           8.20%                May 2008
Gosnold Grove                             729               37                 766           7.69%               April 2016
Glen Grove                              2,757              321               3,078           8.20%              October 2009
Conway Court                              502               74                 576           7.90%               April 2016
Norton Glen                             5,154            1,865               7,019          12.47%                June 2013
Cedar Glen                              2,728              325               3,053           8.40%              October 2009
Chestnut Glen                           4,751              834               5,585           9.70%              December 2011
Noonan Glen                               638              114                 752           9.75%                June 2011
Old Mill Glen                           2,158              812               2,970          12.26%              October 2012
Longfellow Glen                         5,190            2,023               7,213          12.26%                June 2013
Webster Green                           4,497              105               4,602           7.55%              December 2005
929 House                               5,226              388               5,614           7.40%               April 2018
Phillips Park                           3,068              220               3,288           8.39%              November 2006
                           ========================================================
  Total                         $     172,126       $    8,164         $   180,290
                           ========================================================

(1) These amounts represent the mortgage step up required by accounting principles generally accepted in the United States ("GAAP") to state the debt at fair value assuming a 7.00% interest rate as of the date the mortgages were assumed.
(2) These seventeen properties secure the Company's $63 million interest only first mortgage note. The effective interest rate on this note is 6.71%.
(3) This loan is secured by three properties, Cambridge Estates, Park Place West, and Arbor Commons.

Reference is also made to Note 5 to the Company's Consolidated Financial Statements for the year ended December 31, 1999 included elsewhere herein.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

The Company is not presently involved in any legal proceedings, other than litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and all of which, collectively, is not expected to have a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.


PART II
-------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

MARKET INFORMATION

The Company's Common Shares of Beneficial Interest, $.01 par value (the "Common Shares"), are listed on the American Stock Exchange (the "AMEX") (Regular List) under the symbol "GVE." The following table sets forth for the periods indicated the high and low sale prices as reported on the AMEX and the dividends declared and paid by the Company on each Common Share for each such period.

1999 Quarter Ended
------------------
                                                                   Dividend per
                                          High           Low       Common Share
                                          ----           ---       ------------
March 31, 1999 ..............          $ 12.125       $ 10.438       $ 0.18
June 30, 1999 ...............          $ 13.500       $ 10.500       $ 0.18
September 30, 1999 ..........          $ 14.000       $ 12.125       $ 0.18
December 31, 1999 ...........          $ 13.250       $ 11.750       $ 0.18

1998 Quarter Ended
------------------
                                                                   Dividend per
                                          High           Low       Common Share
                                          ----           ---       ------------
March 31, 1998 ..............          $ 10.938       $ 10.125       $ 0.17
June 30, 1998 ...............          $ 11.250       $ 10.000       $ 0.17
September 30, 1998 ..........          $ 10.875       $  8.750       $ 0.17
December 31, 1998 ...........          $ 11.750       $  9.250       $ 0.17

The Company made no sales of Common Shares during 1997, 1998 or 1999 that were not registered under the Securities Act of 1933, except for sales for which information has been previously included in a Quarterly Report on Form 10-Q or Form 10-QSB.

EQUITY OFFERINGS AND OP UNIT ISSUANCES

In March 1997, the Company completed a private offering of 3,333,333 Common Shares at $9.00 per share and received net proceeds of approximately $27 million in connection therewith.

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

From July to December 1998, 35,307 OP Units were exchanged for Common Shares on a one-for-one basis. The offer and sale of these shares was registered on the Company's Registration Statement on Form S-3 (no. 333-48551).

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

In November 1998, the Company sold 392,000 Common Shares directly to Executive Officers of the Company at a price of $10.25 per share (the then current market price per share).

In November 1998, the Company, through the Operating Partnership, issued 104,525 OP Units at $10.40 per OP Unit in exchange for partnership interests in a property owned by an unaffiliated third party. The total value of the OP Units at the time of issuance for the above transaction was approximately $1.1 million.

In January 1999, effective December 31, 1998, the Company, through the Operating Partnership issued 23,091 OP Units at $11.40 per OP Unit in exchange for partnership interests in a property owned by an unaffiliated third party. The total value of the OP Units at the time of issuance for the above transaction was approximately $0.3 million.

From February to December 1999, 61,087 OP Units were exchanged for Common Shares on a one-for-one basis. The offer and sale of these shares was registered on the Company's Registration Statement on Form S-3 (no. 333-48551).

From June to December 1999, 56,692 Common Shares were issued upon exercise of stock options under the 1994 Plan at a weighted average price of $9.82 per share. The offer and sale of these shares was registered on the Company's Registration Statement on Form S-8 (no.
333-53655).

In May 1999, the Company, through the Operating Partnership, issued 314,846 OP Units at $11.05 per OP Unit to continuing partners of certain McNeil Portfolio properties because these properties were converted to market rate properties. The total value of the OP Units at the time of issuance for the above transaction was approximately $3.5 million.

In October 1999, the Company, through the Operating Partnership, issued 76,255 OP Units at $12.30 per OP Unit to continuing partners of certain McNeil
Portfolio properties because these properties were converted to market rate properties. The total value of the OP Units at the time of issuance for the above transaction was approximately $0.9 million.

In October 1999, the Company, through the Operating Partnership, issued 10,683 OP Units and paid $0.9 million for the remaining minority limited partner interests in five partnerships (the "Minority Interests") that are consolidated in the Company's financial statements. As a result, in the fourth quarter of 1999, there are no longer any Minority Interests in Consolidated Partnerships on the Company's balance sheet. The total value of the OP Units and cash at the time of issuance for the above transaction was approximately $1.0 million.

Except as otherwise stated above, all of the transactions referred to above were not registered under the Securities Act of 1933 in reliance on the exemption contained in Rule 506 thereunder on the basis that each of the purchasers in such transactions was an accredited investor.

REPURCHASES OF COMMON SHARES AND OP UNITS

From April to December 1998, 252,153 OP Units were redeemed for cash at a weighted average cost of $10.26 per OP Unit.

From September to December 1998, 304,630 Common Shares were repurchased by the Company at a weighted average cost of $9.79 per Common Share.

From January to December 1999, 205,536 OP Units were redeemed for cash at a weighted average cost of $12.63 per OP Unit.

From March to December 1999, 560,297 Common Shares were repurchased by the Company at a weighted average cost of $12.26 per Common Share.

DIVIDENDS

During 1999, the Company declared dividends totaling $0.72 per Common Share, or approximately 56.1% of its Funds from Operations ("FFO") during the year. For 1998, the Company declared dividends totaling $0.68 per Common Share, or approximately 63% of its FFO during the year. The payment of dividends by the Company will be at the discretion of the Board of Trust Managers and will depend on numerous factors, including the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors that the Board of Trust Managers deems relevant.

Distributions by the Company to the extent of its current and accumulated earnings and profits for federal income tax purposes generally will be taxable to shareholders as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits (return of capital) will be treated as a non-taxable reduction of a shareholder's basis in the Common Shares to the extent thereof, and thereafter as taxable gain. Dividends that are treated as a reduction of a shareholder's basis in its Common Shares will have the effect of deferring taxation until the sale of such shareholder's Common Shares. None of the $0.72 dividends declared for 1999 represented return of capital. Approximately 13.83% of the $0.68 dividends declared for 1998 represented return of capital.

HOLDERS

The number of holders of record of the Common  Shares on  February  29, 2000 was
113. The estimated number of beneficial stockholders of Common Shares on February 29, 2000 was approximately 1,200.

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------

                                                                                     Years Ended December 31,
                                                                       1999         1998         1997         1996         1995
                                                                   ----------------------------------------------------------------
                                                                       (In thousands, except per share data and Apartment Data)

Operating Information:
----------------------
Revenues:
  Rental income ...............................................    $  62,925    $  37,994    $  17,111    $   2,046    $   1,287
  Property and management .....................................          256          477          518         --           --
  Interest and other ..........................................        1,276          361          309           36           30
                                                                   ---------    ---------    ---------    ---------    ---------
      Total revenues ..........................................       64,457       38,832       17,938        2,082        1,317
                                                                   ---------    ---------    ---------    ---------    ---------
Expenses:
  Property operating ..........................................       23,342       13,433        6,078          656          406
  Real estate taxes ...........................................        5,631        3,798        1,770          208          149
  Related party management fees ...............................         --           --             22          109           67
  Interest expense ............................................       14,103        6,791        2,741          394           85
  Non-recurring acquisition expense (1) .......................         --          5,550         --           --           --
  Depreciation and amortization ...............................       10,289        6,167        2,701          387          216
  General and administrative (2) ..............................        8,510        2,002          908           67           56
                                                                   ---------    ---------    ---------    ---------    ---------
      Total expenses ..........................................       61,875       37,741       14,220        1,821          979
                                                                   ---------    ---------    ---------    ---------    ---------
Income before gain on sale, extraordinary items, and minority
  interests....................................................        2,582        1,091        3,718          261          338
Gain on sale of property ......................................        3,342         --           --           --           --
                                                                   ---------    ---------    ---------    ---------    ---------
Income before extraordinary items and minority interests ......        5,924        1,091        3,718          261          338
Minority interests in consolidated partnerships ...............           65           76          155         --           --
Minority interest in Operating Partnership ....................        1,838          268        1,267         --           --
                                                                   ---------    ---------    ---------    ---------    ---------
Income before extraordinary items .............................        4,021          747        2,296          261          338
Extraordinary income (expenses) related to debt refinancing and
  extinguishment ..............................................          149         (888)        --           --           --
                                                                   ---------    ---------    ---------    ---------    ---------
Net income (loss) .............................................    $   4,170    $    (141)   $   2,296    $     261    $     338
                                                                   =========    =========    =========    =========    =========
Income before extraordinary items per common share-basic ......    $    0.48    $    0.09    $    0.61    $    0.42    $    0.55
                                                                   =========    =========    =========    =========    =========
Net income (loss) per common share-basic ......................    $    0.49    $   (0.02)   $    0.61    $    0.42    $    0.55
                                                                   =========    =========    =========    =========    =========
Income before extraordinary items per common share-diluted ....    $    0.47    $    0.09    $    0.61    $    0.42    $    0.55
                                                                   =========    =========    =========    =========    =========
Net income (loss) per common share-diluted ....................    $    0.48    $   (0.02)   $    0.61    $    0.42    $    0.55
                                                                   =========    =========    =========    =========    =========
Weighted average number of common shares outstanding-basic ....        8,457        8,449        3,765          620          620
                                                                   =========    =========    =========    =========    =========
Weighted average number of common shares outstanding-diluted ..        8,618        8,458        3,785          620          620
                                                                   =========    =========    =========    =========    =========
Balance Sheet Information:
--------------------------
Real estate, before accumulated depreciation ..................    $ 316,174    $ 318,599    $ 147,767    $   9,798    $   5,393
                                                                   =========    =========    =========    =========    =========
Total assets ..................................................    $ 317,197    $ 327,115    $ 148,150    $   9,521    $   5,241
                                                                   =========    =========    =========    =========    =========
Total mortgage and revolving credit facility debt .............    $ 195,590    $ 196,391    $  49,058    $   5,669    $   1,190
                                                                   =========    =========    =========    =========    =========
Minority interests ............................................    $  32,231    $  32,872    $  25,696    $    --      $    --
                                                                   =========    =========    =========    =========    =========
Shareholders' equity ..........................................    $  67,675    $  73,783    $  68,498    $   3,483    $   3,703
                                                                   =========    =========    =========    =========    =========
Other Information:
------------------
Funds from operations (3) .....................................    $  16,035    $  12,409    $   5,977    $     596    $     508
                                                                   =========    =========    =========    =========    =========
Cash flow from (used in):
   Operating activities .......................................    $  15,866    $  15,697    $   5,821    $     718    $     585
                                                                   =========    =========    =========    =========    =========
   Investment activities ......................................    $  (1,962)   $ (52,635)   $ (40,440)   $    (302)   $     (99)
                                                                   =========    =========    =========    =========    =========
   Financing activities .......................................    $ (16,433)   $  50,734    $  35,546    $    (418)   $    (518)
                                                                   =========    =========    =========    =========    =========
Apartment Data:
---------------
Number of apartment communities (end of period) ...............           57           61           35            4            3
                                                                   =========    =========    =========    =========    =========
Number of apartment units (end of period) .....................        6,236        6,526        3,403          257          165
                                                                   =========    =========    =========    =========    =========
Average monthly rental rate per unit ..........................    $     792    $     758    $     702    $     676    $     660
                                                                   =========    =========    =========    =========    =========
Average economic occupancy rate ...............................         96.4%        96.0%        96.1%        95.5%        97.8%
                                                                   =========    =========    =========    =========    =========
Number of retail properties (end of period) ...................            4            4            3            0            0
                                                                   =========    =========    =========    =========    =========

(1) In the fourth quarter of 1998, the Company incurred a one-time charge of $5.6 million related to the acquisition of the McNeil Portfolio. The charge was for the purchase of the McNeil Portfolio property management contracts from an unrelated third party management company. However, this amount, which is a non-
     recurring item, has been excluded in calculating FFO.
(2) In the fourth quarter of 1999, the Company incurred a one-time charge of $3.9 million. The charge pertains to an executive bonus compensation plan initiated by the Compensation Committee of the Board of Trustees in 1998 after the successful completion of the acquisition of the McNeil Portfolio. It was the initial intent to allocate the charges for this plan over a 3-year period; however, the Company significantly exceeded its 1999 financial goals and objectives due to strong performance of the 1998 acquisitions. Therefore, the Compensation Committee determined that it was appropriate at this time to accrue the remaining amounts under this plan. However, this amount, which is a non-recurring item, has been excluded in calculating FFO.
(3) Funds from operations or "FFO" as defined in the white paper on funds from operations which was approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995, is net income computed in accordance with GAAP, before gains or losses from sales of properties and extraordinary items, plus depreciation and amortization and after adjustment for unconsolidated partnerships and joint ventures. The Company considers FFO to be an appropriate measure of performance for an equity REIT, along with cash flow from operating activities, financing activities and investing activities, because it provides investors with an indication of an equity REIT's ability to incur and service debt, make capital expenditures, pay distributions and fund other cash needs. The Company computes FFO in accordance with the standards established by NAREIT (including for 1999 the add-back of a one-time executive bonus change) which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. FFO does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of financial performance or the cash flow from operating activities, determined in accordance with GAAP, as a measure of liquidity.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

OVERVIEW

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

The results of operations for the year ended December 31, 1999 include the four properties owned on January 1, 1997, twenty properties acquired on March 14, 1997 in conjunction with the Consolidation Transactions, the fourteen properties subsequently acquired in 1997 and the twenty-seven properties purchased in 1998. The Consolidation Properties (the "Consolidation Properties") and the fourteen subsequent acquisitions are collectively referred to as the "1997 Acquisitions". In addition, all of the previously mentioned properties of the Company are collectively referred to as the "1997 Properties". The twenty-seven properties purchased during 1998 are referred to as the "1998 Acquisitions". In addition, all of the previous mentioned properties of the Company are collectively referred to as the "Properties."

RESULTS OF OPERATIONS

Results of operations of the Company for the years ended December 31, 1999 and 1998.

Total revenues increased $25.7 million from $38.8 million to $64.5 million during the year ended December 31, 1999, as compared to the year ended December 31, 1998. The increase is mainly due to the operations of the 1998 Acquisitions for all of 1999. (See Note 2 to the consolidated financial statements for details.)

The Properties experienced an increase in rental rates and an increase in occupancy. The weighted average monthly rental rates increased to $792 for the year ended December 31, 1999 from $758 for the year ended December 31, 1998. Economic occupancy for the year increased to an aggregate weighted average occupancy of 96.4% for the year ended December 31, 1999 from an aggregate weighted average occupancy of 96.0% for the year ended December 31, 1998.

Property operating expenses increased $9.9 million from $13.4 million to $23.3 million during the year ended December 31, 1999, as compared to the year ended December 31, 1998. The increase is primarily due to the operations of the 1998 Acquisitions for all of 1999.

Real estate taxes increased $1.8 million from $3.8 million to $5.6 million during the year ended December 31, 1999, as compared to the year ended December 31, 1998. The increase is primarily due to the operations of the 1998 Acquisitions for all of 1999.

Interest expense increased $7.3 million from $6.8 million to $14.1 million during the year ended December 31, 1999, as compared to the year ended December 31, 1998. The increase is primarily due to the debt related to the 1998 Acquisitions.

Depreciation and amortization increased $4.1 million from $6.2 million to $10.3 million during the year ended December 31, 1999, as compared to the year ended December 31, 1998. The increase is related to the 1998 Acquisitions.

General and administrative expenses increased $6.5 million from $2.0 million to $8.5 million during the year ended December 31, 1999, as compared to the year ended December 31, 1998. This increase is primarily due to the increased costs associated with the change in size of the Company and costs associated with the executive bonus plan including a one-time charge of $3.9 million in 1999.

The Company's income before extraordinary expenses, related to debt extinguishment, increased $3.3 million from $0.7 million to $4.0 million during the year ended December 31, 1999, as compared to the year ended December 31, 1998. The increase is mainly due to an increase in revenue of $25.7 million and gains on sale of property of $3.3 million offset by increases in property operating expenses of $9.9 million, real estate taxes of $1.8 million, general and administrative expenses of $6.5 million, interest expense of $7.3 million, depreciation and amortization of $4.1 million and a decrease in non-recurring items of $1.7 million.

Results of operations of the Company for the years ended December 31, 1998 and 1997.

Total revenues increased $20.9 million from $17.9 million to $38.8 million during the year ended December 31, 1998, as compared to the year ended December 31, 1997. The increase is mainly due to the operations of the 1997 Acquisitions and the 1998 Acquisitions. (See Note 2 to the consolidated financial statements for details.)

The Properties experienced an increase in rental rates and a slight decrease in occupancy in 1998. The weighted average monthly rental rates increased to $758 for the year ended December 31, 1998 from $702 for the year ended December 31, 1997. Economic occupancy for the year decreased to an aggregate weighted average occupancy of 96.0% for the year ended December 31, 1998 from an aggregate weighted average occupancy of 96.1% for the year ended December 31, 1997.

Property operating expenses increased $7.3 million from $6.1 million to $13.4 million during the year ended December 31, 1998, as compared to the year ended December 31, 1997. The increase is primarily due to the operations of the 1997 Acquisitions and the 1998 Acquisitions.

Real estate taxes increased $2.0 million from $1.8 million to $3.8 million during the year ended December 31, 1998, as compared to the year ended December 31, 1997. The increase is primarily due to the 1997 Acquisitions and the 1998 Acquisitions. Related party management fees decreased $.02 million from $.02 million to $0.0 million. This decrease is due to acquisition by the Company of the management services division of GPS as part of the Consolidation Transactions.

Interest expense increased $4.1million from $2.7 million to $6.8 million during the year ended December 31, 1998, as compared to the year ended December 31, 1997. The increase is primarily due to the assumption of mortgage debt and new debt related to the 1997 Acquisitions and the 1998 Acquisitions.

Depreciation and amortization increased $3.5 million from $2.7 million to $6.2 million during the year ended December 31, 1998, as compared to the year ended December 31, 1997. The increase is related to the 1997 Acquisitions and the 1998 Acquisitions.

General and administrative expenses increased $1.1 million from $0.9 million to $2.0 million during the year ended December 31, 1998, as compared to the year ended December 31, 1997. This increase is primarily due to the increased costs associated with the change in size of the Company.

The Company's income before extraordinary expenses, related to debt extinguishment, decreased $1.6 million from $2.3 million to $0.7 million during the year ended December 31, 1998, as compared to the year ended December 31, 1997. The decrease is mainly due to an increase in revenue of $20.9 million, offset by increases in property operating and maintenance expenses of $7.4 million, real estate taxes of $2.0 million, general and administrative expenses of $1.1 million, interest expense of $4.1 million, depreciation and amortization of $3.5 million and a $5.6 million non-recurring expense for the purchase of the management contracts related to the acquisition of the McNeil Portfolio.


SAME COMMUNITY ANALYSIS

The 31 apartment communities (3,210 apartments) owned by Grove or its affiliated predecessors since the beginning of 1998, a "Same Community" comparison, experienced an increase in average monthly rental rates, an increase in average economic occupancy and an increase in net operating income. On a Same Community basis, the weighted average monthly rental rate per apartment increased 4.5% to $752 from $720 and the economic occupancy rate increased to 96.5% from 95.7% for 1999 as compared to 1998. Overall, Same Community net operating income increased 8.2% to $16.7 million from $15.4 million for 1999 as compared to 1998. Net operating income increased due to a 5.9% increase in revenues partially offset by a 2.6% increase in operating expenses. Revenues increased due to the increases in occupancy and rental rates. Operating expenses increased primarily due to higher utilities and snow removal expenses, offset by lower payroll, property insurance and advertising expense. The following table summarizes Same Community operations:

                                            -------------------------
                                               Twelve Months Ended
                                                   December 31,             %
                                            -------------------------
                                              (Dollars in Millions)
                                              ---------------------

                                                 1999        1998        Change
                                                 ----        ----        ------
Economic Occupancy                               96.5%       95.7%        1.1%
                                            =========================
Average monthly rental rate per unit          $    752    $    720        4.5%
                                            =========================
Revenues (millions)                           $  27.97    $  26.42        5.9%
Operating expenses (millions)                    11.27       10.99        2.6%
                                            ====================================
    Net operating income (millions)           $  16.71    $  15.43        8.2%
                                            ====================================

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $12.7 million as of December 31, 1999. The Company's ratio of long-term debt, including amounts outstanding under the 1999 Credit Facility, to market capitalization on December 31, 1999, was 53.9% based on total market capitalization of $347.7 million based on 3,903,936 Common Units and 8,197,141 Common Shares valued at $13.25 per share/unit (the closing price on December 31, 1999) plus long-term debt of $195.6 million including amounts outstanding under the 1999 Credit Facility.

Cash provided by operating activities was $15.9 million for the twelve months ended December 31, 1999. Cash used in investing activities was $2.0 million for the twelve months ended December 31, 1999. Net cash used in financing activities was $16.4 million for the twelve months ended December 31, 1999.

On December 15, 1999, the Company declared a dividend of $0.18 per share for the quarter ended December 31, 1999. The dividend was paid on January 14, 2000 to shareholders of record on December 30, 1999. On September 23, 1999, the Company declared a dividend of $0.18 per share for the quarter ended September 30, 1999. The dividend was paid on October 15, 1999 to shareholders of record on September 30, 1999. On June 18, 1999, the Company declared a dividend of $0.18 per share for the quarter ended June 30, 1999. The dividend was paid on July 15, 1999 to shareholders of record on June 30, 1999. On March 17, 1999, the Company declared a dividend of $0.18 per share for the quarter ended March 31, 1999. The dividend was paid on April 15, 1998 to shareholders of record on March 31, 1999. The dividends declared during the year ended December 31, 1999 of $0.72 per share resulted in a 56.1% payout of funds from operations.

On August 13, 1999, the Company entered into the 1999 Credit Facility. The 1999 Credit Facility is unsecured, has availability of up to $40.0 million, matures in August 2001, and contains other financial covenants. The 1999 Credit Facility bears interest payable monthly at a floating rate of 2.0% above the 30, 60, or 90-day LIBOR rate. The 1999 Credit Facility is available to fund future property acquisitions and working capital needs. As of December 31, 1999, the 1999 Credit Facility had $15.3 million outstanding.

Acquisition Notes Payable are obligations related to three McNeil Portfolio properties to pay additional cash and issue additional Common Units when apartment units are converted to market rate units. In 1998, the mortgages on the three properties were modified to allow for each property to convert 80% of its units to market rate units. As a result of the mortgage modifications, the Company accrued $13.0 million of Acquisition Notes Payable at December 31, 1999.

Commencing  six  months  after  the  closing  date and  continuing  in six month intervals thereafter, the Company will make a payment of additional consideration for each unit converted to a market rate unit. The number of Common Units to be issued as additional consideration is based on a formula using the 15-day average closing price of the Company's stock just prior to the payment date. When the additional consideration is paid, the Acquisition Notes Payable will be reduced by the amount of cash paid and the value of the Common Units issued. Minority interests in the Operating Partnership will be increased by the value of the Common Units. During 1999, the Operating Partnership paid cash of $2.9 million and issued 391,101 Common Units valued at $4.4 million. In addition, the Company reduced the Acquisition Notes Payable for changes in the number of apartment units available for conversion to market rate units and for changes in capitalization and interest rates. The Company anticipates paying the amount accrued at December 31, 1999 in cash of approximately $2.0 million and Common Units valued at approximately $2.7 million during 2000.

The Company intends to meet its short-term liquidity requirements through cash on hand, cash flow provided by operations and borrowings under the 1999 Credit Facility. The Company considers its ability to generate cash to be adequate, and expects it to continue to be adequate to meet operating requirements and pay shareholder dividends in accordance with REIT requirements. The Company may use other sources of capital to finance additional acquisitions including, but not limited to, the selling of additional equity interests in the Company, non-distributed Funds from Operations, the issuance of debt securities, funds from the 1999 Credit Facility, and exchanging Common Shares or Common Units for properties or interests in properties.

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

FUNDS FROM OPERATIONS

The Company considers FFO, among other factors, when determining distributions to be paid to shareholders. FFO, as defined in the White Paper on Funds From Operations, which was approved by the Board of Governors of NAREIT in March 1995, means net income (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales of properties, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. As provided in the NAREIT guidance, items classified by GAAP as extraordinary or unusual, along with significant non-recurring events that materially distort the comparative measurement of Company performance over time, are disregarded in the calculation. The Company considers FFO to be an appropriate measure of performance for an equity REIT, along with cash flow from operating activities, financing activities and investing activities, because it provides investors with an indication of an equity REIT's ability to incur and service debt, make capital expenditures, pay distributions and fund other cash needs. The Company computed FFO in accordance with the standards established by NAREIT (including for 1999 the add-back of a one-time executive bonus charge) which may not be comparable to FFO reported by other REIT's that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. FFO does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of financial performance or the cash flow from operating activities, determined in accordance with GAAP, as a measure of liquidity.

Effective January 1, 2000, based on revised NAREIT guidance, FFO will include both recurring and non-recurring results of operations. Consequently, under the new definition, 1999's unusual and non-recurring expense would not have been excluded.

FFO increased $3.6 million from $12.4 million to $16.0 million for the years ended December 31, 1998 and 1999, respectively. Dividends declared and Operating Partnership distributions for the year ended December 31, 1999 were $8.8 million, representing 56% of FFO, while dividends declared and Operating Partnership distributions for the year ended December 31, 1998 were $7.8 million, representing 63% of FFO.

FFO increased $6.4 million from $6.0 million in 1997 to $12.4 million in 1998. Dividends declared and Operating Partnership distributions for the year ended December 31, 1998 were $7.8 million representing 63% of FFO. Dividends declared and Operating Partnership distributions for the year ended December 31, 1997 were $2.6 million representing 43% of FFO.

FFO was calculated as follows:
                                                For the Year Ended December 31,
                                                -------------------------------
                                                    (dollars in thousands)


                                                     1999        1998        1997
                                                     ----        ----        ----
Income before gain on sales, extraordinary ....   $  2,582    $  1,091    $  3,718
  items and minority interests
Real estate depreciation and amortization .....      9,713       5,894       2,530
Non-recurring expenses ........................      3,850       5,550          69
                                                  --------    --------    --------
Funds from operations before extraordinary
  items and minority interests ................     16,145      12,535       6,317

Minority interests in consolidated partnerships       (110)       (126)       (340)
                                                  --------    --------    --------
FFO ...........................................   $ 16,035    $ 12,409    $  5,977
                                                  ========    ========    ========

SEASONALITY

Historically, net income from the Properties has been lower in the first and second quarters than in the remainder of the year due to higher utility charges, snow removal and other weather-related expenses. In addition, rental rates increase ratably during the year, which results in higher rental revenues in the second half of the year.

INFLATION

Substantially all of the leases at the Apartment Communities are for a term of one year or less, which may enable the Company to seek increased rents upon renewal or rerenting. Such short-term leases generally lessen the risk to the Company of the potential adverse effects of inflation.

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

Certain statements contained in this Report, and in particular in "Business" and this "Management's Discussion and Analysis of Financial Condition and Results of Operations," statements in other filings with the Securities and Exchange Commission and statements in other public documents of the Company may be forward looking and are subject to a variety of risks and uncertainties. Forward looking statements generally contain words like "believes," "expects," `anticipates" or words of similar import. Many factors could cause actual results to differ materially from these statements. These factors include, but are not limited to, (i) population shifts which may increase or decrease the demand for rental housing, (ii) the ability of the Company effectively to integrate acquired properties into its operations and to adapt its operations to the ownership of properties with varying characteristics, (iii) the value of commercial and residential rental properties in the Northeast where all of the Company's properties are located, in recent years, which have fluctuated considerably, (iv) the effect on the Company's properties of competition from new apartment complexes which may be completed in proximity to such properties thereby increasing competition, (v) the effect of weather and other conditions which can significantly affect property operating expenses, (vi) the availability of acquisition financing or refinancing, (vii) compliance with applicable laws and regulations, including the regulations of HUD and MHFA, and
(viii) other factors which might be described from time to time in the Company's filings with the Securities and Exchange Commission. In addition, the Company is subject to the effects of changes in the general business economic conditions.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

The Company is exposed to certain financial market risks, the most predominant being fluctuations in interest rates. Interest rate fluctuations are monitored by management as an integral part of the Company's overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse affect on the results of operations. The effect of interest rate fluctuations historically has been small relative to other factors affecting operating results, such as rental rates and occupancy.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The financial statements are included on pages F-1 to F-20.

ITEM 9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

None

PART III
--------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information required by this Item 10 is incorporated by reference from the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, which Proxy Statement will be filed within 120 days after the end of the Company's fiscal year ended December 31, 1999.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information required by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, which Proxy Statement will be filed within 120 days after the end of the Company's fiscal year ended December 31, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information required by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, which Proxy Statement will be filed within 120 days after the end of the Company's fiscal year ended December 31, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information required by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, which Proxy Statement will be filed within 120 days after the end of the Company's fiscal year ended December 31, 1999.

PART IV
-------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a)(1) Financial Statements:
----------------------------

The financial statements listed in the accompanying Consolidated Financial Statements and Schedule Index at page F-1 are filed as part of this Report.

(a)(2) Financial Statement Schedules:
-------------------------------------

Schedule III, Real Estate and Accumulated Depreciation, is included on pages F-17 to F-20 of this Report.

(a)(3) Exhibits:
----------------



Exhibit No.                           Description

   2.1 Contribution Agreement, dated as of May 30, 1997, by and between Grove Operating, L.P., Northeast Apartments I Limited Partnership, West Hartford Center Associated Limited Partnership, Windsor Equity Partnership and Windsor Commons Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 30, 1997 (Commission File No. 1-13080))

   2.2 Form of First Amendment effective as of June 1, 1997 to Agreement of Limited Partnership of Windsor Arbor Limited Partnership (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 30, 1997 (Commission File No. 1-13080))

   2.3      Purchase and Sale Agreement,  dated May 14, 1997,  between  Highland
            Income Partners, L.P., as Seller, and Grove Corporation, as Purchaser (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 2, 1997 (Commission File No. 1-13080))

   2.4 Purchase and Sale Agreement, dated September 5, 1997, by and between Werner O. Kunzli, as Seller, and Grove Corporation, as Purchaser (incorporated by reference to Exhibit 2.4 to the Company's Registration Statement on Form S-2 (No. 333-38183))

   2.5 Grove Operating, L.P., Solicitation of Consent and Offer to Exchange Certain Outstanding Units of Limited Partnership Interest in Grove-Coastal Associates, L.P. for Consideration of 3,435.5 Common Units of Grove Operating, L.P. with an option to holders to instead receive cash consideration, dated June 19, 1997, as supplemented on June 19, 1997, and Letter of Transmittal and Addendum to Letter of Transmittal in connection therewith (incorporated by reference to Exhibit 2.5 to the Company's Registration Statement on Form S-2 (No. 333-38183))

   2.6 Agreement dated as of April 22, 1998 among The Grove Corporation and the twenty-two limited partnerships identified on Schedule 1 thereto (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 30, 1998 (Commission File No. 1-13080))

   2.7 Amendment dated as of August 31, 1998 to Conveyance Agreement dated as of April 22, 1998 among The Grove Corporation and the twenty-two limited partnerships identified on Schedule 1 thereto (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated October 30, 1998 (Commission File No. 1-13080))

   3.1 Third Amended and Restated Declaration of Trust of the Company dated March 14, 1997, as amended by Articles Supplementary dated October 23, 1997 and by Articles of Amendment dated June 30, 1998 (incorporated by reference to Exhibit 3.0 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Commission File No. 1-123080))

   3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated March 14, 1997 and filed March 31, 1997 (Commission File No. 1-13080))

   4.1 Form of Agreement of Limited Partnership of Grove Operating, L.P., among the Company and the other partners named therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 13, 1997 (Commission File No. 1-13080))

   4.2 Amendment to the Agreement of Limited Partnership of Grove Operating, L.P. among the Company and the other partners named therein (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-2 (No. 333-38183))

   4.3 Revolving Credit Agreement among Grove Operating, L.P., Grove Property Trust and BankBoston, N.A. and the Other Banks which may become parties to the Agreement with BankBoston, as Agent, BankBoston Robertson Stephens, as Arranger, and First Union National Bank, as Syndication Agent, Dated as of August 11, 1999 (incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (Commisssion File No. 1-13080))

   4.4 Loan Agreement, dated as of June 1, 1998, among certain subsidiaries of Grove Operating, L.P., as borrowers, and Lehman Brothers Holdings Inc., as lender

  10.1 Securities Purchase Agreement, dated February 20, 1997, between the Company and Morgan Stanley Group Inc. (incorporated by reference to
            Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

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

  10.7 1996 Share Incentive Plan of Grove Property Trust, Grove Operating LP and Property Partnerships, as amended to March 11, 1998 (incorporated by reference to Appendix A to the Company's Notice of Annual Meeting and Proxy Statement dated April 30, 1998 (Commission File No. 1-13080))

  10.8 Noncompetition Agreement, dated March 14, 1997, among the Company, Grove Operating, L.P., National Realty Services Limited Partnership, GIG and Burgundy Associates Limited Partnership (incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

  10.9 Form of Noncompetition Agreement executed by each of Damon Navarro, Brian Navarro, Joseph LaBrosse and Edmund Navarro (incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

 10.10 Amendment, dated as of October 15, 1997, to Noncompetition Agreement, dated March 14, 1997, between the Company and Damon Navarro (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-2 (No. 333-38183))

 10.11 Amendment, dated as of October 15, 1997, to Noncompetition Agreement, dated March 14, 1997, between the Company and Brian Navarro (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-2 (No. 333-38183))

 10.12 Amendment, dated as of October 15, 1997, to Noncompetition Agreement, dated March 14, 1997, between the Company and Edmund Navarro (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-2 (No. 333-38183))

 10.13 Amendment, dated as of October 15, 1997, to Noncompetition Agreement, dated March 14, 1997, between the Company and Joseph LaBrosse (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-2 (No. 333-38183))

 10.14 Employment Agreement, dated March 14, 1997, between the Company and Damon Navarro (incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

 10.15 Amendment, dated as of October 15, 1997, to Employment Agreement, dated March 14, 1997, between the Company and Damon Navarro
            (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-2 (No. 333-38183))

 10.16 Employment Agreement, dated March 14, 1997, between the Company and Brian Navarro (incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

 10.17 Amendment, dated as of October 15, 1997, to Employment Agreement, dated March 14, 1997, between the Company and Brian Navarro
            (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-2 (No. 333-38183))

 10.18 Employment Agreement, dated March 14, 1997, between the Company and Edmund Navarro (incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

 10.19 Amendment, dated as of October 15, 1997, to Employment Agreement, dated March 14, 1997, between the Company and Edmund Navarro (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-2 (No. 333-38183))

 10.20 Employment Agreement, dated March 14, 1997, between the Company and Joseph LaBrosse (incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

 10.21 Amendment, dated as of October 15, 1997, to Employment Agreement, dated March 14, 1997, between the Company and Joseph LaBrosse (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-2 (No. 333-38183))

 10.22 Form of Contribution Agreement among the Company, Grove Operating, L.P. and certain other parties (incorporated by reference to Exhibit
            10.1 to the Company's Current Report on Form 8-K dated February 13, 1997 (Commission File No. 1-13080))

 10.23 Form of Indemnification Agreement by and between the Company, the Trust Managers and each of Damon Navarro, Brian Navarro, Edmund Navarro and Joseph LaBrosse (incorporated by reference to Exhibit
            10.18 to the Company's Registration Statement on Form SB-2 (No. 33-76732))

 10.24 Purchase and Sale Agreement between the Company and Grove Cambridge Associates Limited Partnership (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated October 30, 1995 (Commission File No. 1-13080))

 10.25 Unlimited Guaranty among Grove Property Trust and Bankboston, N.A. dated November 6, 1998 (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-130080))

 10.26 Promissory Note, dated as of November 30, 1998, from Munawar Cheema to the Company

 10.27 Amended and Restated Agreement re Application of Dividends, dated as of November 30, 1998, between the Company and Munawar Cheema

    21      List of Subsidiaries

    23      Consent of Ernst & Young LLP

    27      Financial Data Schedule

(b) Reports on Form 8-K
-----------------------

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2000.

                            GROVE PROPERTY TRUST


                            By /s/Joseph R. LaBrosse
                              -----------------------
                              Joseph R. LaBrosse
                              Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                           Title                                     Date
----                           -----                                     ----

/s/ Damon D. Navarro           Trust Manager and Chairman of           3/24/00
-----------------------        the Board and Chief Executive
Damon D. Navarro               Officer (Principal executive
                               officer)

/s/ Joseph R. LaBrosse         Trust Manager and Chief Financial       3/24/00
-----------------------        Officer (Principal financial and
Joseph R. LaBrosse             accounting officer)

/s/ Edmund F. Navarro          Trust Manager and Chief Operating       3/24/00
-----------------------        Officer
Edmund F. Navarro


/s/ J. Joseph Garrahy          Trust Manager                           3/24/00
-----------------------
J. Joseph Garrahy


/s/ Harold V. Gorman           Trust Manager                           3/24/00
-----------------------
Harold V. Gorman


/s/ Gerald A. McNamara         Trust Manager                           3/24/00
-----------------------
Gerald A. McNamara


/s/ J. Timothy Morris          Trust Manager                           3/24/00
-----------------------
Timothy Morris


/s/ Keith Munsell              Trust Manager                           3/24/00
-----------------------
Keith Munsell


/s/ James F. Twaddell          Trust Manager                           3/24/00
-----------------------
James F. Twaddell

                              GROVE PROPERTY TRUST

                 Consolidated Financial Statements and Schedule
                                      Index
--------------------------------------------------------------------------------


                                                                            Page
                                                                            ----

Item 14(a) (1 and 2) Financial Statements filed as part of this report

Consolidated Financial Statements:

Report of Independent Auditors                                               F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998                 F-3

Consolidated Income Statements for the years ended
December 31, 1999, 1998 and 1997                                             F-4

Consolidated Statements of Changes in Shareholders' Equity
for the years ended December 31, 1999, 1998 and 1997                         F-5

Consolidated Statements of Cash Flows for the years
ended December 31, 1999, 1998 and 1997                                       F-6

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

                         Report of Independent Auditors


The Shareholders and Board of Trust Managers
Grove Property Trust

We have audited the accompanying consolidated balance sheets of Grove Property Trust as of December 31, 1999 and 1998 and the related consolidated income statements, statements of changes in shareholders' equity and statements of cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grove Property Trust at December 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                         /s/ERNST & YOUNG LLP

Boston, Massachusetts
February 15, 2000


                              GROVE PROPERTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except par value)

                                                                     As of  December 31,
                                                                     -------------------

                                                                     1999           1998
                                                                     ----           ----
                                         ASSETS
                                         ------
Real estate assets:
     Land ...................................................     $  45,770      $  47,208
     Buildings and improvements .............................       266,432        268,683
     Furniture, fixtures and equipment ......................         3,972          2,708
                                                                  ---------      ---------
                                                                    316,174        318,599
     Less accumulated depreciation ..........................       (17,639)        (9,651)
                                                                  ---------      ---------
       Net real estate assets ...............................       298,535        308,948
Real estate assets held for sale ............................         2,671           --
Cash and cash equivalents ...................................        12,733         15,262
Due from affiliates .........................................           112            262
Deferred charges, net of accumulated amortization
     of $229 and $153, respectively .........................         1,714          1,192
Other assets ................................................         1,432          1,451
                                                                  ---------      ---------
  Total assets ..............................................     $ 317,197      $ 327,115
                                                                  =========      =========


                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Mortgage notes payable (including fair value step up of
       $8,164 and $9,421, respectively) .....................     $ 180,290      $ 162,141
     Revolving credit facility ..............................        15,300         34,250
     Accounts payable, accrued expenses and other liabilities        11,377          5,723
     Acquisition notes payable ..............................         4,675         12,951
     Distributions payable ..................................         2,177          2,062
     Security deposits ......................................         3,394          3,194
     Due to affiliates ......................................            78            139
                                                                  ---------      ---------
  Total liabilities .........................................       217,291        220,460
Commitments and contingencies ...............................          --             --
Minority interests in consolidated partnerships .............          --              686
Minority interest in Operating Partnership ..................        32,231         32,186
Shareholders' equity:
     Preferred shares, $.01 par value per share,
       1,000,000 shares authorized; no shares
       issued or outstanding ................................          --             --
     Common shares, $.01 par value per share,
       34,000,000 shares authorized; 8,197,141
       and 8,639,659 shares issued and
       outstanding, respectively ............................            82             86
     Additional paid-in capital .............................        75,968         80,182
     Distributions in excess of earnings ....................        (8,375)        (6,485)
                                                                  ---------      ---------
  Total shareholders' equity ................................        67,675         73,783
                                                                  ---------      ---------
  Total liabilities and shareholders' equity ................     $ 317,197      $ 327,115
                                                                  =========      =========

See notes to consolidated  financial statements.

                              GROVE PROPERTY TRUST
                         CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per share data)
                                                                            For the Year Ended December 31,
                                                                            -------------------------------
                                                                            1999         1998          1997
                                                                            ----         ----          ----
Revenues:
    Rental income ..................................................     $ 62,925     $ 37,994      $ 17,111
    Property management income-affiliates ..........................          256          477           518
    Other property related income ..................................          686          178           168
    Interest  income ...............................................          590          183           141
                                                                         --------     --------      --------
        Total revenues .............................................       64,457       38,832        17,938
                                                                         --------     --------      --------

Expenses:
    Property operating expenses ....................................       23,342       13,433         6,078
    Real estate taxes ..............................................        5,631        3,798         1,770
    Related party management fees ..................................         --           --              22
    Interest expense ...............................................       14,103        6,791         2,741
    Depreciation expense ...........................................       10,036        5,977         2,568
    Amortization expense ...........................................          253          190           133
    General and administrative .....................................        8,510        2,002           908
    Non-recurring acquisition expense ..............................         --          5,550          --
                                                                         --------     --------      --------
        Total expenses .............................................       61,875       37,741        14,220
                                                                         --------     --------      --------

            Income before gain on sales, minority interests
              and extraordinary items ..............................        2,582        1,091         3,718

Gain on sales of property ..........................................        3,342         --            --
                                                                         --------     --------      --------

            Income before minority interests and extraordinary items        5,924        1,091         3,718

Minority interest in consolidated partnerships .....................           65           76           155

Minority interest in Operating Partnership .........................        1,838          268         1,267
                                                                         --------     --------      --------

           Income before extraordinary items .......................        4,021          747         2,296

Extraordinary income (loss) related to debt extinguishment, net ....          149         (888)         --
                                                                         --------     --------      --------

          Net income  (loss) .......................................     $  4,170     $   (141)     $  2,296
                                                                         ========     ========      ========

Income before extraordinary items per common share-basic ...........     $   0.48     $   0.09      $   0.61
Extraordinary income (loss) per common share-basic .................         0.01        (0.11)         --
                                                                         --------     --------      --------
Net income (loss) per common share-basic ...........................     $   0.49     $  (0.02)     $   0.61
                                                                         ========     ========      ========

Income before extraordinary items per common share-diluted .........     $   0.47     $   0.09      $   0.61
Extraordinary income (loss) per common share-diluted ...............         0.01        (0.11)         --
                                                                         --------     --------      --------
Net income (loss) per common share-diluted .........................     $   0.48     $  (0.02)     $   0.61
                                                                         ========     ========      ========

Weighted average number of common shares outstanding-basic .........        8,457        8,449         3,765
Effect of warrants and stock options ...............................          161            9            20
                                                                         --------     --------      --------
Weighted average number of common shares outstanding-diluted
                                                                            8,618        8,458         3,785
                                                                         ========     ========      ========

See notes to consolidated financial statements.

                                                         GROVE PROPERTY TRUST
                                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                        (Dollars in thousands)

                                                                                                    Additional       Distributions
                                                                Number of                            Paid-In           in Excess
                                                              Common Shares     Common Shares        Capital          of Earnings
                                                              -------------     -------------        -------          -----------

Shareholders' equity as of December 31, 1996 ...........          620,102        $        6        $    3,912        $     (435)
Issuance of common shares on March 14, 1997 ............        3,333,333                33            27,491              --
Common shares issued pursuant to stock options
  exercised in 1997 ....................................              394              --                   4              --
Issuance of common shares on November 24, 1997 .........        4,500,000                45            45,223              --
Issuance of executive stock grants .....................             --                --                 119
Net income .............................................             --                --                --               2,296
Declared dividends .....................................             --                --                --              (2,423)
Allocation of shareholders' equity to minority
  interest in Operating Partnership, net ...............             --                --              (7,773)             --
                                                               ----------        ----------        ----------        ----------
Shareholders' equity as of December 31, 1997 ...........        8,453,829                84            68,976              (562)
OP Units exchanged .....................................           35,307              --                --                --
Issuance of executive stock grants on
  September 15, 1998 ...................................           63,153                 1               119              --
Common shares repurchased ..............................         (304,630)               (3)           (2,979)             --
Private placement to executive officers on
  November 30, 1998 ....................................          392,000                 4             3,718              --
Net loss ...............................................             --                --                --                (141)
Declared dividends .....................................             --                --                --              (5,782)
Allocation of shareholders' equity to minority
  interest in Operating Partnership, net ...............             --                --              10,348              --
                                                               ----------        ----------        ----------        ----------
Shareholders' equity as of December 31, 1998 ...........        8,639,659                86            80,182            (6,485)
OP Units exchanged .....................................           61,087                 1              --                --
Issuance of executive stock grants .....................             --                --                 119              --
Common shares repurchased, net .........................         (560,297)               (6)           (6,762)             --
Common shares issued pursuant to stock options
  exercised in 1999 ....................................           56,692                 1               557              --
Net income .............................................             --                --                --               4,170
Declared dividends .....................................             --                --                --              (6,060)
Allocation of shareholders' equity to minority
  interest in Operating Partnership, net ...............             --                --               1,872              --
                                                               ----------        ----------        ----------        ----------
Shareholders' equity as of December 31, 1999 ...........        8,197,141        $       82        $   75,968        $   (8,375)
                                                               ==========        ==========         ==========       ==========



See notes to consolidated financial statements.

                              GROVE PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                                          For the Year Ended December 31,
                                                                                          -------------------------------
                                                                                       1999            1998            1997
                                                                                       ----            ----            ----

Operating Activities:
Net income (loss) ............................................................      $  4,170        $   (141)       $  2,296
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization ........................................        10,289           6,167           2,701
        Extraordinary (income) loss related to debt extinguishment, net ......          (149)            888            --
        Minority interests ...................................................         1,903             344           1,422
        Non-cash compensation expense ........................................           120             120             120
        Imputed interest - mortgage ..........................................          --              --                22
        Non-recurring acquisition expense ....................................          --             5,550            --
        Gain on sales of property ............................................        (3,342)           --              --
        Changes in other assets ..............................................           198             122            (347)
        Changes in accounts payable, accrued expenses and other liabilities ..         2,677           2,647            (393)
                                                                                    --------        --------        --------
     Net cash provided by operating activities ...............................        15,866          15,697           5,821
                                                                                    --------        --------        --------

Investing activities:
        Non-recurring acquisition expense ....................................          --            (5,550)           --
        Purchase of partnership interests ....................................        (3,372)        (19,456)        (10,417)
        Cash acquired on purchase of partnership interests ...................          --            11,031           3,565
        Deferred charges .....................................................          --               (50)             (6)
        Additions to real estate assets ......................................       (11,298)        (38,610)        (33,582)
        Proceeds from sales of property, net .................................        12,708            --              --
                                                                                    --------        --------        --------
     Net cash used in investing activities ...................................        (1,962)        (52,635)        (40,440)
                                                                                    --------        --------        --------

Financing activities:
        Net proceeds from mortgage notes payable .............................        35,382          63,000          15,079
        Repayment of mortgage notes payable ..................................       (16,762)        (22,438)        (64,009)
        Net (repayments) proceeds of Revolving Credit Facility ...............       (18,950)         18,650          15,601
        Proceeds from sale of stock and exercise of stock options ............           533           3,722          72,796
        Borrowings from affiliates, net ......................................            64              67            (659)
        Financing costs ......................................................        (1,051)         (1,245)           (668)
        Prepayment penalty on debt refinancing ...............................          --              (745)           --
        Repurchase of stock ..................................................        (6,872)         (2,982)           --
        Dividends and distributions paid .....................................        (8,777)         (7,295)         (2,594)
                                                                                    --------        --------        --------
     Net cash (used in) provided by financing activities .....................       (16,433)         50,734          35,546
                                                                                    --------        --------        --------

Net change in cash and cash equivalents ......................................        (2,529)         13,796             927
Cash and cash equivalents, beginning of year .................................        15,262           1,466             539
                                                                                    --------        --------        --------
Cash and cash equivalents, end of year .......................................      $ 12,733        $ 15,262        $  1,466
                                                                                    ========        ========        ========

Supplemental Information:
     Cash paid for interest ..................................................      $ 14,115        $  6,913        $  2,600
       Excess of liabilities over assets assumed on acquisition and
        partnership interests ................................................      $   --          $  1,989        $  1,995
     OP Units redeemed for cash ..............................................      $  2,596        $  2,588        $   --

See notes to consolidated financial statements.

                              GROVE PROPERTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

1.   FORMATION AND DESCRIPTION OF THE COMPANY
     ----------------------------------------

     Grove Property Trust (formerly Grove Real Estate Asset Trust) (the "Company") was organized in the State of Maryland on April 4, 1994 as a Real Estate Investment Trust ("REIT"). The Company currently operates fifty-seven apartment communities and four specialty retail properties. The apartment communities are generally mid-priced or subsidized multi-family communities that are primarily located in the southern New England area.


2.   ACQUISITIONS / DISPOSITIONS AND CONSOLIDATION TRANSACTIONS
     ----------------------------------------------------------

     In March 1997, the Company formed an operating partnership (the "Operating Partnership") to consolidate ownership and control of the Company's operations and assets. Substantially all of the assets and operations of the Company and of affiliates of the Company, including the management services division of Grove Property Services Limited Partnership, were transferred to the Operating Partnership in exchange for partnership units of the Operating Partnership ("Common Units"). In addition, the Operating Partnership purchased from non-affiliated limited partners substantially all of the outstanding partnership interests of twenty properties, including one retail property for Common Units, or in certain circumstances, cash. Common Units are generally exchangeable for the Company's Common Shares ("Common Shares") on a one-for-one basis.

     During 1997, the Company acquired ten apartment communities comprising 1,168 apartment units and two retail properties. The properties were acquired in five separate transactions for an aggregate purchase price of $71.1 million. The acquisitions were funded with working capital, borrowings under the Company's revolving credit facility, and the issuance of 889,353 Common Units. In addition, the Company assumed debt totaling $16.0 million in connection with the acquisitions.

     During 1998, the Company acquired twenty-five apartment communities comprising 3,020 apartment units and a specialty retail property. Eighteen apartment communities located in the Greater Boston, Massachusetts were acquired for an aggregate price of $94.0 million (the "McNeil
     Transaction"). In connection with the McNeil Transaction, the Company issued 919,009 Common Units at $9.82 per unit, drew down $18.7 million from the revolving credit facility and assumed $62.3 million in debt. The Company expensed $5.5 million related to management contracts assumed in the McNeil Transaction. The remaining properties were acquired in five separate transactions for an aggregate purchase price of $35.1 million. The remaining acquisitions were funded with working capital, borrowings under the Company's revolving credit facility, and the issuance of 5,818 Common Units. In addition, the Company assumed debt totaling $14.5 million in connection with the acquisitions.

     During 1999, the Company acquired the remaining minority limited partner interests in five partnerships that are consolidated in the Company's financial statements for $1 million comprised of 10,063 Common Units and cash of approximately $0.9 million. As a result, at December 31, 1999, there are no longer any Minority Interests in Consolidated Partnerships on the Company's balance sheet.

     Also during 1999, the Company disposed of four apartment communities totaling 313 units for net proceeds of $12.2 million and recognized a gain of $3.4 million. Two additional apartment communities have been classified as held for sale at December 31, 1999.

     The Company intends to continue to operate all of its apartment communities and retail properties as rental properties.


3.  SIGNIFICANT ACCOUNTING POLICIES
    -------------------------------

     Basis of Presentation
     ---------------------
     The financial statements are presented on a consolidated basis. Included in the Company's financial statements are the accounts of the Operating Partnership and various property partnerships. Properties are owned either directly by the Operating Partnership or are owned by various limited partnerships or limited liability companies that in turn are wholly owned by the Operating Partnership. All significant intercompany transactions are eliminated in consolidation.

     Use of Estimates
     ----------------
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Real Estate Assets and Depreciation
     -----------------------------------
     Real estate assets are recorded at cost less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating future undiscounted cash flows of the property. If the carrying amount exceeds the future undiscounted cash flows, the Company should recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. To date, no losses have been recognized and management believes that no impairment conditions exist.

     Expenditures for long-lived replacement-type items in stabilized properties, such as appliances and floor coverings, are capitalized. Expenditures for non-recurring items under $1,000 and for normal tenant turnover expenses (such as cleaning and painting) and repairs and maintenance are expensed as incurred.

     Depreciation is provided for buildings, building improvements and land improvements using the straight-line method over the estimated useful lives of the assets (10 to 30 years). Additionally, furniture, fixtures and equipment are depreciated using an accelerated method over the estimated useful lives of the assets (5 to 7 years).

     Real Estate Assets Held for Sale
     --------------------------------
     Real estate assets held for sale is recorded at the lower of cost, less accumulated depreciation, or estimated sales proceeds less selling costs.

     Per Share Data
     --------------
     Income per common share information is based on the weighted average number of Common Shares outstanding during each year. On February 10, 1997, the Board of Trust Managers of the Company declared a stock dividend aggregating 26,250 Common Shares and the concurrent effectuation of a 1.125-for-one common stock split. All shares outstanding and per share amounts have been restated to reflect these changes in capital structure.

     Stock-Based Compensation
     ------------------------
     The Company has adopted Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("FAS No. 123") which allows the Company to account for its various employee stock compensation plans using Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under APB No. 25, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock (see Note 9).

     Income Taxes and Dividends
     --------------------------
     The Company has made the election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. To qualify as a REIT, the Company generally must distribute at least 95% of its taxable income to its shareholders and comply with other requirements. Accordingly, no provision has been made for federal income taxes for the Company in the accompanying financial statements. Even though the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income, if any. Shareholders are taxed on dividends declared and must report such dividends as either ordinary income, short term gains, long term gains or as a return of capital. The federal income tax characteristics of dividends paid by the Company consisted of:

                                             1999        1998          1997
                                             ----        ----          ----
     Ordinary income                        57.24%      86.17%       100.00%
     Return of capital                       0.00%      13.83%         0.00%
     Capital gain                           42.76%       0.00%         0.00%

     No income taxes were paid by the Company during 1999, 1998 and 1997.

     Advertising
     -----------
     The Company expenses advertising costs as incurred. Advertising costs were $0.6 million, $0.5 million and $0.2 million in 1999, 1998 and 1997, respectively.

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

     Impact of Recently Issued Accounting Standards
     ----------------------------------------------
     The Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") in 1998, which was further amended by Financial Accounting Standards Board Statement No. 137 "Accounting for Derivative and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133" in 1999. FAS 133 must be adopted for the 2001 financial statements. The Company believes that the adoption of FAS 133 will not have a significant impact on its reported financial condition or results of operations.


4.   PRO FORMA INFORMATION (Unaudited)
     ---------------------------------

     The acquisitions described in Note 2 have been accounted for under the purchase method of accounting. Results of operations for the properties are included in the consolidated financial statements since the date of acquisition. The following unaudited condensed proforma statement of income for the year ended December 31, 1998 assumes all of the property acquisitions during 1998, as described in Note 2, had occurred on January 1, 1998. The unaudited information does not purport to represent what the Company's results of operations would have actually been if such transactions, in fact, had occurred on January 1, 1998, nor does it purport to represent the results of operations for future periods.

                                                           (In thousands,
                                                        except per share data)

           Revenues.......................................     $57,953
                                                               =======
           Income before minority interests ..............     $ 1,389
                                                               =======
           Net income ....................................     $   868
                                                               =======
           Net income per common share - basic and diluted     $  0.10
                                                               =======


5.   MORTGAGE NOTES PAYABLE
     ----------------------

     Mortgage Notes Payable consist of the following at December 31, (amounts in thousands):

                                                         1999           1998
                                                         ----           ----
     Amortizing first mortgage notes ...........       $117,290      $ 95,141
     Interest-only first mortgage notes ........         63,000        67,000
                                                       --------      --------
                                                       $180,290      $162,141
                                                       ========      ========

     The amortizing first mortgage notes have fixed interest rates between 6.19% and 12.47%. These notes mature between the years 2000 and 2031 and are collateralized by thirty-three properties with a carrying value of approximately $161.8 million as of December 31, 1999. These notes are partially guaranteed by certain executive officers and shareholders of the Company.

     The interest-only first mortgage note has a principal balance of $63.0 million, requires monthly payments of interest only at an effective fixed interest rate of 6.71% and matures in 2008. This note is collateralized by seventeen properties with an aggregate carrying value of approximately $85.2 million as of December 31, 1999.

     As of December 31, 1999, the Company's weighted average interest rate on its long-term debt is approximately 7.62% and its weighted average maturity is approximately ten years.

     Mortgage Notes Payable of $180.3 million include a fair value step up of $8.2 million. The contractual principal amount outstanding of Mortgage Notes Payable is $172.1 million. The $8.2 million step up relates to $45.0 million of above market interest rate mortgages, which were assumed in connection with the McNeil Transaction. The interest rates on the assumed debt are between 7.46% and 12.47%. The step up was computed using the Company's estimated then current market interest rate of 7.00%. The step up amount is not the legal stipulated principal amount of the respective mortgage and, accordingly, this increase does not increase the contractual obligation of the Company.

     On June 1, 1998, the Company obtained a $63.0 million ten-year term loan with a lender. A portion of the proceeds from the loan was used to repay an existing loan. The Company recognized an extraordinary loss on the early extinguishment of debt of $0.9 million (net of $0.3 million allocated to minority interests) as a result of the write-off of unamortized finance costs and a termination fee associated with a swap contract related to the former loan.

     On March 15, 1999, the Company prepaid the Highland Glen mortgage note of $6.5 million. This prepayment transaction resulted in the recognition of extraordinary income related to debt extinguishment of $0.3 million

     On November 1, 1999, the Company prepaid the Abington Glen mortgage note of approximately $2.0 million. This prepayment resulted in the recognition of extraordinary income related to debt extinguishment of $0.1 million.

     Annual principal payments due as of December 31, 1999 are as follows (in thousands):

                        Year Ending December 31,
                        ------------------------
                       2000             $    3,289
                       2001                  3,365
                       2002                  3,647
                       2003                  8,005
                       2004                  6,379
                       Thereafter          155,605
                                        ------------
                                        $  180,290
                                        ============



6.   REVOLVING CREDIT FACILITY
     -------------------------

     In April 1998, the Operating Partnership entered into a two-year Revolving Credit Facility (the "1998 Credit Facility") with its bank and retired the Original Revolving Credit Facility. The 1998 Credit Facility increased the availability of the credit line to $50.0 million from $25.0 million and converted the line to an unsecured line from a secured line. Interest was payable monthly at a floating rate of 1.50% above the 30, 60, or 90-day LIBOR rate.

     On August 13, 1999, the Company obtained a new revolving credit facility (the "1999 Credit Facility"). The 1999 Credit Facility decreased the availability of the credit line to $40.0 million from $50.0 million, extended the maturity to August 2001 and modified certain financial covenants. The 1999 Credit Facility bears interest payable monthly at a floating rate of 2.0% above the 30, 60, or 90-day LIBOR rate. As of December 31, 1999, the 1999 Credit Facility had $15.3 million outstanding at an interest rate of 8.50%.


7.   ACQUISITION NOTES PAYABLE
     -------------------------

     Acquisition Notes Payable represent additional consideration to be paid by the Company in the form of cash and additional Common Units in the event apartment units in three properties acquired in the McNeil Transaction are converted to market rate units. The mortgages on the three properties were modified in 1998 to allow for each property to convert 80% of its units to market rate. As a result of the mortgage modifications, the Company accrued $13.0 million of Acquisition Notes Payable at December 31, 1998.

     Commencing six months after the closing date and continuing in six month intervals thereafter, the Company will make a payment of additional consideration for each unit converted to a market rate unit. The number of Common Units to be issued as additional consideration is based on a formula using the 15-day average closing price of the Company's stock just prior to the payment date. When the additional consideration is paid, the Acquisition Notes Payable will be reduced by the amount of cash paid and the value of the Common Units issued. Minority interests in the Operating Partnership will be increased by the value of the Common Units. During 1999, the Operating Partnership paid cash of $2.9 million and issued
     391,101 Common Units valued at $4.4 million. In addition, the Company reduced Acquisition Notes Payable for changes in the number of apartment units available for conversion to market rate units and for changes in capitalization and interest rates. The Company anticipates paying the amount accrued at December 31, 1999 in cash of approximately $2.0 million and Common Units valued at approximately $2.7 million during 2000.

8.   SHAREHOLDERS' EQUITY
     --------------------

     The following table outlines the 1997, 1998 and 1999 activity in the Operating Partnership equity accounts:

                                                                                  Number of:
                                                                         -------------------------------
                                                                                            Limited
                                                                           Company's       Partners'
                                                                           Operating       Operating
                                                                          Partnership     Partnership
                                                                             Units           Units
                                                                             -----           -----
Outstanding at January 1, 1997 .....................................           --              --
Consolidation Transactions in March 1997
    New Equity Investment ..........................................      3,333,333            --
    Transfer of property interests-the Company .....................        620,102            --
    Transfer of property interests-Grove Companies .................           --           909,115
    Transfer of property interests-non-affiliates ..................           --         1,205,324
Common Shares issued pursuant to stock options exercised in May 1997            394            --
June 1997 acquisitions .............................................           --           420,183
September 1997 acquisitions ........................................           --           325,836
October 1997 acquisitions ..........................................           --           143,334
November 1997 Offering .............................................      4,500,000            --
April 1998 acquisitions ............................................           --             5,818
Common Units redeemed April 1998 through December 1998 .............           --          (252,153)
Common Units exchanged July 1998 through December 1998 .............         35,307         (35,307)
Common Shares repurchased September 1998 through December 1998 .....       (304,630)           --
Executive stock grants - September 1998 ............................         63,153            --
Private placement to executive officers - November 1998 ............        392,000            --
October 1998 acquisitions ..........................................           --           919,009
November 1998 acquisitions .........................................           --           104,525
December 1998 acquisitions .........................................           --            23,091
Common Units exchanged January 1999 through December 1999 ..........         61,087         (61,087)
Common Shares repurchased January 1999 through December 1999 .......       (560,297)           --
Common Shares issued pursuant to stock options exercised in 1999 ...         56,692            --
Common Units redeemed January 1999 through December 1999 ...........           --          (205,536)
May 1999 contingent issuance (see Note 7) ..........................           --           314,846
October 1999 contingent issuance (see Note 7) ......................           --            76,255
October 1999 purchase of minority limited partner interests ........           --            10,683
                                                                         ----------      ----------
Outstanding at December 31, 1999 ...................................      8,197,141       3,903,936
                                                                         ==========      ==========
    Ownership Percentage ...........................................         67.7 %          32.3 %
                                                                         ==========      ==========

     Income is allocated to the Minority Interest in the Operating Partnership based on the weighted average ownership percentage of the Operating Partnership. The ownership percentage is computed by dividing the weighted average number of Common Units held by the Limited Partners other than the Company ("Minority Interest") by the total weighted average Common Units outstanding. Issuance of additional Common Shares in connection with requested redemptions of Common Units or redemptions of Common Units for cash changes the ownership percentage of both the Minority Interest and the Company. Such transactions and the proceeds therefrom are treated as capital transactions and result in an allocation between Shareholders' Equity and Minority Interest to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.

     A Common Unit and a Common Share have essentially the same economic characteristics as they effectively share equally in the net income or loss and distributions of the Operating Partnership. Common Units generally may be redeemed for cash or, at the election of the Company, for Common Shares on a one-for-one basis, subject to certain adjustment provisions.

     The Company issued warrants to purchase 47,248 Common Shares at a price of $11.31 per Common Share. The warrants expired in June 1999.

     Common Shares have been reserved for future issuance as follows:

     Common Units not owned by the Company (see above) .......       3,903,936
     Stock options issued (Note 9) ...........................       1,069,678
     Additional stock options issuable .......................         441,355
                                                                     ---------
                                                                     5,414,969
                                                                     =========

9.   STOCK OPTION PLANS
     ------------------

     The Company adopted a stock option plan in 1994 (the "1994 Plan") for a maximum of 118,120 Common Shares for key employees and non-employee Trust Managers of the Company. Options are granted at the market price of the Company's Common Shares on the date of grant, become exercisable ratably on each of the first three anniversaries following the date of the grant and have a maximum term of ten years. In May 1997, a Trust Manager exercised options on 394 Common Shares. In March 1997, the Company instituted an additional stock option plan (the "1996 Plan"). The Company reserved a total of 900,000 Common Shares, subject to adjustment, pursuant to the 1996 Plan. In June 1998, the Company amended the 1996 Plan by reserving an additional 500,000 Common Shares. The provisions of the 1996 Plan are similar to the 1994 Plan. The 1996 Plan also allows awards to advisors and consultants. Pursuant to the Consolidation Transactions and the November Offering, the Company granted 810,000 options to certain executive officers, employees and non-employee Trust Managers and an additional 50,000 nonqualified options were granted to a Company advisor. Each non-employee Trust Manager receives 10,000 options upon his original election to the Board and 5,000 options each time he is reelected to the Board. The exercise price of the options is between $7.20 and $10.91 per share. In 1999, two Trust Managers exercised options on 6,692 Common Shares.

     Stock option activity is summarized as follows:


                                          -----------------------------  ----------------------------  -----------------------------
                                                        1999                           1998                        1997
                                          -----------------------------  ----------------------------  -----------------------------
                                                            Weighted                      Weighted                     Weighted
                                                             Average                      Average                      Average
                                           Options       Exercise Price   Options      Exercise Price    Options     Exercise Price
                                           -------       --------------   -------      --------------    -------     --------------
Outstanding at beginning of year .        1,092,723        $   10.29       977,723       $   10.30        118,117       $    8.48
Granted ..........................           53,647        $   11.86       115,000       $   10.26        860,000       $   10.54
Exercised ........................          (56,692)       $    8.17          --         $    --             (394)      $    7.73
Surrendered ......................          (20,000)       $   10.90          --         $    --             --         $    --
                                          ----------                     ---------                      ---------
Outstanding at end of year .......        1,069,678        $   10.38     1,092,723       $   10.29        977,723       $   10.30
                                          ==========                     =========                      =========
Options exercisable at end of year          808,262        $   10.21       448,249       $   10.05         69,296       $    9.33
                                          ==========                     =========                      =========

     The Company accounts for stock option grants in accordance with APB No. 25. Accordingly, no compensation cost has been recognized for stock option grants since all of the options have exercise prices equal to the market value of the Company's Common Shares at the date of grant.

     Pro forma information regarding net income and earnings per share is required by FAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1999: risk-free interest rate of 5%; dividend yields of 6.84%; volatility factors of the expected market price of the Company's Common Shares of 0.165 and a weighted-average expected life of the options of seven years.

     The  Black-Scholes   option  valuation  model  was  developed  for  use  in
     estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options; furthermore, changes in the subjective input assumptions can materially affect the fair value estimate. Therefore, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows for the years ended December 31, (in thousands, except for earnings per share information):


                                                                         1999              1998              1997
                                                                         ----              ----              ----
     Pro forma net income (loss)                                   $     4,076       $       (436)     $    2,221
                                                                   ===============   ===============   ================
     Pro forma net income (loss) per common share - basic          $      0.48       $       (.05)    $      0.59
                                                                   ===============   ===============   ================
     Pro forma net income (loss) per common share - diluted        $      0.47       $       (.05)    $      0.59
                                                                   ===============   ===============   ================

10.  RELATED PARTY TRANSACTIONS
     --------------------------

     Management Fee
     --------------
     The Company provides management services to affiliates of the Company and the Operating Partnership. The Company earned fees for these services of $225,849, $477,100 and $518,013 during 1999, 1998 and 1997, respectively.

     For the period January 1, 1997 through March 14, 1997, the Company paid a management fee of $22,000 to a former affiliate of the Company. The management contract with the affiliate was terminated on March 14, 1997.

     Rent to Related Party
     ---------------------
     The Company's executive offices were leased from an affiliated company under a three-year lease, which expired in 1997. The lease has been extended, on a month-to-month basis, at a rate of $4,780 per month through 1999. The building was sold to an unrelated party in January 2000, and the lease was extended at the current rate through June 30, 2001.

     Related party rent expense was approximately $58,000, $79,000 and $41,000 in 1999, 1998 and 1997, respectively.


11.  FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

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

     Cash equivalents, accounts receivable and accounts payable, because of their short-term nature, approximate fair value. Mortgage notes payable, the 1999 Credit Facility and the Acquisition Notes Payable are also carried at amounts that approximate their fair values.


12.  PENSION PLAN
     ------------

     The Company sponsors a defined contribution pension plan (the "Plan") that is qualified under Section 401(k) of the Internal Revenue Code. New full-time employees are eligible to join the Plan on the first day of the month following their 60-day waiting period. Employee contributions are in accordance with I.R.S. guidelines; the Company matches twenty-five percent of employee contributions up to one percent of the individual's total annual base salary. The Company's contribution vests over a term of five years.

     Pension expense incurred in 1999, 1998 and 1997 was $81,983, $80,345 and $12,756, respectively.


13.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

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

     In November 1998, the Company guaranteed up to $8.2 million of a bank loan to certain officers of the Company to be used by the officers to purchase Common Shares. This guarantee was in effect at December 31, 1999.


14.  SUBSEQUENT EVENT (Unaudited)
     ----------------------------

     In the first quarter of 2000, the Company sold one apartment community totaling 54 units with a net book value of $1.4 million for a net gain of $1.2 million. The net proceeds of $2.6 million from the sale were used to repay borrowings under the 1999 Credit Facility and related mortgage note payable. In addition, the Company sold one apartment community totaling 28 units with a net book value of $1.3 million for a net gain of $0.3 million. The net proceeds of $1.6 million from the sale were used to repay borrowings under the 1999 Credit Facility.

15.  QUARTERLY FINANCIAL DATA (Unaudited)
     ------------------------------------

     The following is a summary of selected unaudited quarterly financial data (in thousands, except per share data):


                                                            --------------------------------1999---------------------------
                                                             1st Quarter     2nd Quarter     3rd Quarter     4th Quarter
                                                            January-March     April-June   July-September  October-December
                                                            -------------    -----------   --------------  ----------------

Revenues ...............................................       $ 15,622        $ 16,024        $ 16,313        $ 16,498
                                                               ========        ========        ========        ========

Income before minority interests and
  extraordinary expense ................................       $  1,295        $  1,563        $  1,905        $  1,161(1)
Minority interests .....................................           (402)           (508)           (617)           (376)
                                                               --------        --------        --------        --------
Income before extraordinary items ......................            893           1,055           1,288             785
Extraordinary income (loss) related to debt
  extinguishment, net ..................................            226            --              (111)             34
                                                               --------        --------        --------        --------
Net income .............................................       $  1,119        $  1,055        $  1,177        $    819
                                                               ========        ========        ========        ========

Income before extraordinary items per common share-basic
 and diluted ...........................................       $   0.10        $   0.12        $   0.15        $   0.11
Extraordinary income (loss) per share-basic
 and diluted ...........................................           0.02            --             (0.01)           --
                                                               --------        --------        --------        --------
Net income per share-basic and diluted .................       $   0.12        $   0.12        $   0.14        $   0.11
                                                               ========        ========        ========        ========

Weighted average common shares outstanding-basic .......          8,642           8,510           8,472           8,209
Effect of warrants and stock options ...................             85             154             223             194
                                                               --------        --------        --------        --------
Weighted average common shares outstanding-diluted .....          8,727           8,664           8,695           8,403
                                                               ========        ========        ========        ========


                                                            --------------------------------1998---------------------------
                                                             1st Quarter     2nd Quarter     3rd Quarter     4th Quarter
                                                            January-March     April-June   July-September  October-December
                                                            -------------    -----------   --------------  ----------------

Revenues ...............................................       $  7,588        $  8,652        $  9,461        $ 13,131
                                                               ========        ========        ========        ========

Income before minority interests and
  extraordinary items ..................................       $  1,626        $  1,790        $  1,733        $ (4,058)(2)
Minority interests .....................................           (439)           (478)           (444)          1,017
                                                               --------        --------        --------        --------
Income before extraordinary items ......................          1,187           1,312           1,289          (3,041)
Extraordinary loss related to debt
  extinguishment, net ..................................           --              (838)           --               (50)
                                                               --------        --------        --------        --------
Net income (loss) ......................................       $  1,187        $    474        $  1,289        $ (3,091)
                                                               ========        ========        ========        ========

Income (loss) before extraordinary items per common
 share-basic and diluted ...............................       $   0.14        $   0.16        $   0.15        $  (0.36)
Extraordinary loss per share-basic and diluted .........           --             (0.10)           --             (0.01)
                                                               --------        --------        --------        --------
Net income (loss) per share-basic and diluted ..........       $   0.14        $   0.06        $   0.15        $  (0.37)
                                                               ========        ========        ========        ========

Weighted average common shares outstanding-basic .......          8,454           8,454           8,477           8,408
Effect of warrants and stock options ...................             29               8            --                13
                                                               --------        --------        --------        --------
Weighted average common shares outstanding-diluted .....          8,483           8,462           8,477           8,421
                                                               ========        ========        ========        ========

(1) In the fourth quarter of 1999, the Company incurred a one-time charge of $3.9 million. The charge pertains to an executive bonus compensation plan initiated by the Compensation Committee of the Board of Trustees in 1998 after the successful completion of the acquisition of the McNeil Portfolio. It was the initial intent to allocate the charges for this plan over a 3-year period; however, the Company significantly exceeded its 1999 financial goals and objectives due to strong performance of the 1998 acquisitions. Therefore, the Compensation Committee determined that it was appropriate at this time to accrue the remaining amounts under this plan. However, this amount, which is a non-recurring item, has been excluded in calculating FFO.
(2) In conjunction with the acquisition of the McNeil Portfolio, the Company paid approximately $5.6 million for the purchase of the related management contracts from an unrelated third party management company. The term of the contracts was for an average of approximately 20 years. The purchased contracts historically produced gross annual revenue of approximately $1.6 million. In accordance with accounting principles generally accepted in the United States, the cost of the management contracts has been expensed in the fourth quarter of 1998, and as a result there was a net loss for the quarter.

16.  SEGMENT REPORTING
     -----------------

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

     The following table presents information about reported segment profit or loss and segment assets. The Company does not allocate income taxes or unusual items to segments. In addition, not all segments have significant noncash items other than depreciation and amortization in reporting profit or loss. Amounts are for the years ended December 31, (dollars in thousands):

                                                           1999
                                                           ----

                                                  Subsidized
                                   Residential    Residential      Retail         Total
                                   -----------    -----------      ------         -----

     Revenues ....................       $ 47,343       $ 14,130       $  2,679       $ 64,152
     Interest expense ............       $  8,579       $  3,017       $    451       $ 12,047
     Depreciation and amortization       $  7,798       $  1,445       $    577       $  9,820
     Segment profit ..............       $ 14,884       $  4,863       $  1,114       $ 20,861
     Extraordinary income ........       $     67       $    324       $   --         $    391
     Segment assets ..............       $245,999       $ 55,599       $ 18,972       $320,570
     FFO .........................       $ 19,008       $  5,984       $  1,674       $ 26,666


                                                           1998
                                                           ----

                                                       Subsidized
                                        Residential    Residential      Retail         Total
                                        -----------    -----------      ------         -----

     Revenues ....................       $ 33,840       $  1,985       $  2,422       $ 38,247
     Interest expense ............       $  4,464       $    409       $    463       $  5,336
     Depreciation and amortization       $  5,293       $    197       $    473       $  5,963
     Segment profit ..............       $  7,053       $    592       $    825       $  8,470
     Extraordinary expense .......       $  1,173       $   --         $     83       $  1,256
     Segment assets ..............       $239,505       $ 56,298       $ 19,293       $315,096
     FFO .........................       $ 13,310       $    789       $  1,370       $ 15,469

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon profit or loss from operations before income taxes.

     The following is a presentation of reconciliation of reportable segment revenues, profit or loss, and assets, to the Company's consolidated totals. Amounts are for the year ended December 31, (dollars in thousands):


                                                      1999            1998
                                                      ----            ----
Revenues:
---------

    Total revenues for reportable segments .       $  64,152        $  38,247
    Other revenues .........................             305              585
                                                   ---------        ---------
    Total consolidated revenues.............       $  64,457        $  38,832
                                                   =========        =========

Profit or Loss
--------------

    Total profit for reportable segments ...       $  20,861        $   8,470
    Other loss .............................         (14,429)          (1,829)
    Gain on sale of property ...............           3,342
    Unallocated amounts:
        Other corporate expenses ...........          (3,850)          (5,550)
                                                   ---------        ---------
    Income before extraordinary items
      and minority interest ................       $   5,924        $   1,091
                                                   =========        =========

                                                      1999            1998
                                                      ----            ----
    FFO
    ---

        FFO for reportable segments ........       $  26,666        $  15,469
        Other FFO ..........................         (10,521)          (2,934)
                                                   ---------        ---------
        FFO before minority interest .......       $  16,145        $  12,535
                                                   =========        =========

    Assets
    ------

        Total assets for reportable segments       $ 320,570        $ 315,096
        Other assets .......................          (3,373)          12,019
                                                   ---------        ---------
        Total consolidated assets ..........       $ 317,197        $ 327,115
                                                   =========        =========



                                                        1999
                                                        ----

                                         Segment                   Consolidated
                                         Totals      Non-segment      Totals
                                         ------      -----------      ------

 Other Significant Items
 -----------------------
     Interest expense ............       $12,047       $ 2,056       $14,103
     Depreciation and amortization       $ 9,820       $   469       $10,289


                                                        1998
                                                        ----
                                         Segment                   Consolidated
                                         Totals      Non-segment      Totals
                                         ------      -----------      ------

 Other Significant Items
 -----------------------
     Interest expense ............       $ 5,336       $ 1,455       $ 6,791
     Depreciation and amortization       $ 5,963       $   204       $ 6,167

1999
SCHEDULE III
PART 1
REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                                                     Initial Cost
         Apartment Name              Location                  Encumbrances                   Land                  Building
         --------------              --------                  ------------                   ----                  --------
Connecticut
-----------
208-210 Main St                      Manchester          (A)  $                            $         -            $          -
Arbor Commons                        Ellington           (B)                                   164,946                 934,695
Avon Place                           Avon                             6,342,236              1,095,513               6,207,906
Barons Apartments                    Southington         (A)          1,218,033                      -                       -
Bradford Apartments                  Newington                        1,957,653                358,864               2,036,562
Briar Knoll Apts                     Vernon                           6,086,631                956,711               5,421,363
Brooksyde Apts                       West Hartford                    1,937,190                467,829               2,651,030
Burgundy Studios                     Middletown                       1,821,650                313,856               1,778,520
Cambridge Estates                    Norwich             (B)          6,000,000                426,470               3,808,829
Colonial Village                     Plainville                       3,584,186                604,027               3,422,818
Summit & Birch Hill                  Farmington                       7,286,123              1,432,693               8,118,593
Fox Hill Apartments                  Enfield                          5,553,940              1,034,266               5,877,842
Fox Hill Commons                     Vernon                           2,195,541                395,047               2,238,597
Greenfield Village                   Rocky Hill                                                783,698               3,498,803
High Meadow                          Ellington                        4,350,444                626,395               3,549,569
Hilltop                              Norwich                          4,559,984                777,880               4,407,984
Glastonbury Center                   Glastonbury                      4,304,590                793,383               4,497,538
Loomis Manor                         West Hartford                    1,768,351                305,045               1,728,588
Park Place West                      West Hartford       (B)                                   256,440               1,453,161
Parkwood                             East Haven                       2,862,582                678,382               3,844,167
Ribbon Mill                          Manchester                       4,550,006                591,778               3,353,407
River's Bend                         Windsor                         12,389,455              2,244,296              12,909,411
Westwynd Apts                        West Hartford                                             224,822               1,273,991
Woodbridge                           Newington                        2,303,845                361,635               2,049,267

Maine
-----
Freeport Shops                       Freeport                                                1,079,260               6,115,808

Massachusetts
-------------
929 House                            Cambridge                        5,614,328              1,755,911               9,950,160
Abington Grove                       Abington                                                  490,465               2,779,304
Cedar Glen                           Reading                          3,053,448                597,351               3,384,992
Chestnut Glen                        Abington                         5,585,505              1,064,882               6,034,329
Coachlight Village                   Agawam                           2,096,516                505,464               2,864,297
Conway Court                         Roslindale                         576,573                 92,618                 524,835
Cornerblock                          Edgartown                                                 272,295               1,543,005
Dean Estates                         Taunton                          1,952,479                376,705               2,134,664
Four Winds                           Fall River                       6,004,919              1,051,300               5,957,369
Glen Grove                           Wellesley                        3,078,059                642,075               3,638,426
Glen Meadow                          Franklin                         2,747,429              1,070,881               6,068,322
Gosnold Grove                        East Falmouth                      765,652                152,784                 865,774
Highland Glen                        Westwood                                                1,070,133               6,064,083
Longfellow Glen                      Sudbury                          7,212,881              1,118,731               6,339,476
Longmeadow Shops                     Longmeadow                       7,560,769                976,373               5,532,783
Nehoiden Glen                        Needham                          1,187,154                215,233               1,219,652
Noonan Glen                          Winchester                         751,656                118,267                 670,177
Norton Glen                          Norton                           7,018,568              1,094,229               6,200,631
Old Mill Glen                        Maynard                          2,969,817                468,084               2,651,256
Phillips Park                        Wellesley                        3,287,666                875,667               4,962,113
Rockingham Glen                      West Roxbury                     4,771,820              1,139,721               6,458,416
Security Manor                       Westfield                        1,443,634                348,661               1,999,499
Sturbridge Meadows                   Sturbridge                       2,376,116                625,710               3,545,687
Summerhill Glen                      Maynard                          2,440,195                337,834               1,914,392
Van Deene Manor                      West Springfield                 3,071,031                585,049               3,360,177
Village Arms                         Acton                                                     806,777               4,571,736
Webster Green                        Needham                          4,601,574              1,654,299               9,374,358
Westwood Glen                        Westwood                         4,468,062              1,301,329               7,374,194
The Wharf                            Edgartown                                                 387,888               2,198,032
Wilkins Glen                         Medfield                         2,334,874                398,911               2,260,494

Rhode Island
------------
Dean Estates II                      Cranston                         1,225,289                253,198               1,434,786
Royale                               Cranston                         2,018,441                342,607               1,941,439
Tanglewood                           West Warwick                     6,665,359              1,048,689               5,942,569
Winchester Park                      East Providence                                         2,200,003              12,466,684
Winchester Woods                     East Providence                  2,337,800                694,825               3,937,343
                                                            --------------------        ---------------        ----------------

                                                             $      180,290,054         $   42,108,185          $  239,343,903
                                                            ====================        ===============        ================

(A) - One of two properties that were classified as "Real estate assets held for sale" on the Company's 1999 financial statements (see Note 14).
(B) - One of three properties that secure one of the Company's amortizing first mortgage notes

1999
SCHEDULE III
PART 1
REAL ESTATE AND ACCUMULATED DEPRECIATION

                                           Costs Capitalized                        Gross Carrying Amount at
                                        Subsequent to Acquisition                     Close of Period (C)
Apt Name                               Land             Building                  Land               Building        Accum. Depr.
--------                               ----             --------                  ----               --------        ------------
Connecticut
-----------
208-210 Main St                    $         -      $           -            $           -       $           -     $          -
Arbor Commons                            8,190             53,017                  173,136             987,712           76,574
Avon Place                           1,479,396            581,807                2,574,909           6,789,713          657,497
Barons Apartments                            -                  -                        -                   -                -
Bradford Apartments                     49,290            390,234                  408,154           2,426,796          218,020
Briar Knoll Apts                        10,981            278,330                  967,692           5,699,693          383,342
Brooksyde Apts                           6,842            565,183                  474,671           3,216,213          282,581
Burgundy Studios                        92,942            651,851                  406,798           2,430,371          189,062
Cambridge Estates                        2,133            179,239                  428,603           3,988,068          561,531
Colonial Village                        87,614            710,474                  691,641           4,133,292          345,798
Summit & Birch Hill                     38,426            591,930                1,471,119           8,710,523          664,380
Fox Hill Apartments                    241,774          1,467,791                1,276,040           7,345,633          621,154
Fox Hill Commons                        98,381            671,328                  493,428           2,909,925          239,980
Greenfield Village                     158,542          1,294,859                  942,240           4,793,662          361,796
High Meadow                            155,565          1,188,761                  781,960           4,738,330          334,926
Hilltop                                 10,644            312,534                  788,524           4,720,518          316,443
Glastonbury Center                      27,711            427,907                  821,094           4,925,445          374,175
Loomis Manor                            92,067            732,682                  397,112           2,461,270          197,941
Park Place West                         86,117            577,228                  342,557           2,030,389          154,780
Parkwood                                 3,392            184,578                  681,774           4,028,745          177,645
Ribbon Mill                              7,963            591,075                  599,741           3,944,482          255,095
River's Bend                           109,356            839,720                2,353,652          13,749,131        1,012,750
Westwynd Apts                           53,838            364,020                  278,660           1,638,011          127,705
Woodbridge                             144,487            945,017                  506,122           2,994,284          235,093

Maine
-----
Freeport Shops                           5,397            107,051                1,084,657           6,222,859          358,749

Massachusetts
-------------
929 House                             (17,624)            601,208                1,738,287          10,551,368          394,753
Abington Grove                           3,053            331,625                  493,518           3,110,929          116,888
Cedar Glen                               3,780            195,706                  601,131           3,580,698          134,352
Chestnut Glen                            6,683            267,816                1,071,565           6,302,145          238,669
Coachlight Village                       2,528             54,857                  507,992           2,919,154          169,861
Conway Court                               591             31,076                   93,209             555,911           20,895
Cornerblock                            (1,478)              8,970                  270,817           1,551,975          112,303
Dean Estates                            47,830            449,232                  424,535           2,583,896          216,835
Four Winds                              13,176            293,302                1,064,476           6,250,671          536,026
Glen Grove                               4,081             75,582                  646,156           3,714,008          138,878
Glen Meadow                             37,199          1,275,651                1,108,080           7,343,973          251,666
Gosnold Grove                              951            222,895                  153,735           1,088,669           35,748
Highland Glen                         (62,557)          (275,614)                1,007,576           5,788,469          191,230
Longfellow Glen                          7,089            149,932                1,125,820           6,489,408          249,802
Longmeadow Shops                       254,448          1,558,704                1,230,821           7,091,487          577,856
Nehoiden Glen                            1,451             15,567                  216,684           1,235,219           47,798
Noonan Glen                                748             29,641                  119,015             699,818           25,459
Norton Glen                              6,894            762,603                1,101,123           6,963,234          262,204
Old Mill Glen                            2,952             49,816                  471,036           2,701,072          104,485
Phillips Park                            5,518             52,254                  881,185           5,014,367          196,286
Rockingham Glen                         12,953            593,174                1,152,674           7,051,590          249,632
Security Manor                          84,994            520,877                  433,655           2,520,376          212,618
Sturbridge Meadows                       3,129            539,122                  628,839           4,084,809          180,916
Summerhill Glen                          2,176            210,134                  340,010           2,124,526           77,487
Van Deene Manor                        157,067            941,955                  742,116           4,302,132          356,799
Village Arms                            40,586            931,871                  847,363           5,503,607          357,289
Webster Green                           10,336             96,963                1,664,635           9,471,321          367,949
Westwood Glen                        (127,238)            465,490                1,174,091           7,839,684          284,711
The Wharf                                1,047             46,215                  388,935           2,244,247          161,522
Wilkins Glen                             2,479             91,605                  401,390           2,352,099           90,131

Rhode Island
------------
Dean Estates II                         53,850            378,526                  307,048           1,813,312          152,389
Royale                                 112,345            707,598                  454,952           2,649,037          209,420
Tanglewood                               5,244            623,344                1,053,933           6,565,913          411,127
Winchester Park                         11,001          1,033,011                2,211,004          13,499,695          695,564
Winchester Wood                          3,473             50,571                  698,299           3,987,914          210,996
                                   ------------   ----------------      -------------------   -----------------    -------------

       Totals:                      $3,661,804       $ 27,087,895             $ 45,769,989        $266,431,798      $16,187,561
                                   ============   ================      ===================   =================    =============


(C)--The aggregate cost of land and buildings as of December 31, 1999 was $246,537,211 for Federal income tax purposes

1999
SCHEDULE III (CONTINUED)
PART 1
REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                               Date                                  Estimated
Apt Name                               Constructed          Renovated            Acquired           Life (Years)
--------                               -----------          ---------            --------           ------------
Connecticut
-----------
208-210 Main St                            1969                1988                1997               10 to 30
Arbor Commons                              1975                1988                1997               10 to 30
Avon Place                                 1973                1995                1997               10 to 30
Barons Apartments                          1970                1994                1994               10 to 30
Bradford Apartments                        1964                1989                1997               10 to 30
Briar Knoll Apts                           1986                1999                1997               10 to 30
Brooksyde Apts                             1945                1997                1997               10 to 30
Burgundy Studios                           1973                1996                1997               10 to 30
Cambridge Estates                          1977                1990                1996               10 to 30
Colonial Village                           1968                1989                1997               10 to 30
Summit & Birch Hill                        1967                1996                1997               10 to 30
Fox Hill Apartments                        1974                1997                1997               10 to 30
Fox Hill Commons                           1965                1989                1997               10 to 30
Greenfield Village                         1965                1997                1997               10 to 30
High Meadow                                1975                1999                1997               10 to 30
Hilltop                                    1987                1999                1997               10 to 30
Glastonbury Center                         1962                1989                1997               10 to 30
Loomis Manor                               1948                1990                1997               10 to 30
Park Place West                            1961                1989                1997               10 to 30
Parkwood                                   1975                1999                1998               10 to 30
Ribbon Mill                                1908                1999                1997               10 to 30
River's Bend                               1973                1996                1997               10 to 30
Westwynd Apts                              1969                1990                1997               10 to 30
Woodbridge                                 1968                1991                1997               10 to 30

Maine
-----
Freeport Shops                             1985                1999                1998               10 to 30

Massachusetts
-------------
929 House                                  1975                                    1998               10 to 30
Abington Grove                             1968                1999                1998               10 to 30
Cedar Glen                                 1980                                    1998               10 to 30
Chestnut Glen                              1983                                    1998               10 to 30
Coachlight Village                         1967                1994                1998               10 to 30
Conway Court                               1920                                    1998               10 to 30
Cornerblock                               1800's               1988                1997               10 to 30
Dean Estates                               1984                                    1997               10 to 30
Four Winds                                 1987                1996                1997               10 to 30
Glen Grove                                 1979                                    1998               10 to 30
Glen Meadow                                1971                                    1998               10 to 30
Gosnold Grove                              1978                                    1998               10 to 30
Highland Glen                              1979                                    1998               10 to 30
Longfellow Glen                            1984                                    1998               10 to 30
Longmeadow Shops                           1962                1996                1997               10 to 30
Nehoiden Glen                              1978                                    1998               10 to 30
Noonan Glen                                1983                                    1998               10 to 30
Norton Glen                                1983                1999                1998               10 to 30
Old Mill Glen                              1983                                    1998               10 to 30
Phillips Park                              1988                                    1998               10 to 30
Rockingham Glen                            1974                                    1998               10 to 30
Security Manor                             1971                1988                1997               10 to 30
Sturbridge Meadows                         1985                1998                1998               10 to 30
Summerhill Glen                            1980                                    1998               10 to 30
Van Deene Manor                            1970                1990                1997               10 to 30
Village Arms                               1973                1998                1997               10 to 30
Webster Green                              1985                                    1998               10 to 30
Westwood Glen                              1972                                    1998               10 to 30
The Wharf                                 1800's               1996                1997               10 to 30
Wilkins Glen                               1975                                    1998               10 to 30

Rhode Island
------------
Dean Estates II                            1970                1994                1997               10 to 30
Royale                                     1976                1993                1997               10 to 30
Tanglewood                                 1973                1998                1998               10 to 30
Winchester Park                            1972                1998                1998               10 to 30
Winchester Wood                            1989                1998                1998               10 to 30

SCHEDULE III
PART II
ROLLFORWARD OF ASSETS AND ACCUMULATED DEPRECIATION

                                                        Years
                                                     -----------
Land, buildings and related improvements              10 to 30
Furniture, fixtures and equipment                      5 to 7


The changes in total real estate assets for the years ended December 31 are as follows (in thousands):
                                         1999             1998            1997
                                      ------------------------------------------
Balance, beginning of year ....       $ 315,891        $ 146,815       $   9,448
New property acquisitions .....            --            166,268         136,321
Additions .....................           7,187            2,808           1,046
Property sales ................         (10,876)            --              --
                                      ---------        ---------       ---------
Balance, end of year ..........       $ 312,202        $ 315,891       $ 146,815
                                      =========        =========       =========


The changes in accumulated depreciation for the years ended December 31 are as follows (in thousands):
                                          1999            1998            1997
                                       -----------------------------------------
Balance, beginning of year ....        $  8,783         $  3,154        $    867
Depreciation expense ..........           8,727            5,629           2,287
Property sales ................          (1,322)
                                       --------         --------        --------
Balance, end of year ..........        $ 16,188         $  8,783        $  3,154
                                       ========         ========        ========

EXHIBIT INDEX:

Exhibit No.                           Description
-----------                           -----------

   2.1 Contribution Agreement, dated as of May 30, 1997, by and between Grove Operating, L.P., Northeast Apartments I Limited Partnership, West Hartford Center Associated Limited Partnership, Windsor Equity Partnership and Windsor Commons Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 30, 1997 (Commission File No. 1-13080))

   2.2 Form of First Amendment effective as of June 1, 1997 to Agreement of Limited Partnership of Windsor Arbor Limited Partnership (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 30, 1997 (Commission File No. 1-13080))

   2.3      Purchase and Sale Agreement,  dated May 14, 1997,  between  Highland
            Income Partners, L.P., as Seller, and Grove Corporation, as Purchaser (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 2, 1997 (Commission File No. 1-13080))

   2.4 Purchase and Sale Agreement, dated September 5, 1997, by and between Werner O. Kunzli, as Seller, and Grove Corporation, as Purchaser (incorporated by reference to Exhibit 2.4 to the Company's Registration Statement on Form S-2 (No. 333-38183))

   2.5 Grove Operating, L.P., Solicitation of Consent and Offer to Exchange Certain Outstanding Units of Limited Partnership Interest in Grove-Coastal Associates, L.P. for Consideration of 3,435.5 Common Units of Grove Operating, L.P. with an option to holders to instead receive cash consideration, dated June 19, 1997, as supplemented on June 19, 1997, and Letter of Transmittal and Addendum to Letter of Transmittal in connection therewith (incorporated by reference to Exhibit 2.5 to the Company's Registration Statement on Form S-2 (No. 333-38183))

   2.6 Agreement dated as of April 22, 1998 among The Grove Corporation and the twenty-two limited partnerships identified on Schedule 1 thereto (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 30, 1998 (Commission File No. 1-13080))

   2.7 Amendment dated as of August 31, 1998 to Conveyance Agreement dated as of April 22, 1998 among The Grove Corporation and the twenty-two limited partnerships identified on Schedule 1 thereto (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated October 30, 1998 (Commission File No. 1-13080))

   3.1 Third Amended and Restated Declaration of Trust of the Company dated March 14, 1997, as amended by Articles Supplementary dated October 23, 1997 and by Articles of Amendment dated June 30, 1998 (incorporated by reference to Exhibit 3.0 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Commission File No. 1-123080))

   3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated March 14, 1997 and filed March 31, 1997 (Commission File No. 1-13080))

   4.1 Form of Agreement of Limited Partnership of Grove Operating, L.P., among the Company and the other partners named therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 13, 1997 (Commission File No. 1-13080))

   4.2 Amendment to the Agreement of Limited Partnership of Grove Operating, L.P. among the Company and the other partners named therein (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-2 (No. 333-38183))

   4.3 Revolving Credit Agreement among Grove Operating, L.P., Grove Property Trust and BankBoston, N.A. and the Other Banks which may become parties to the Agreement with BankBoston, as Agent, BankBoston Robertson Stephens, as Arranger, and First Union National Bank, as Syndication Agent, Dated as of August 11, 1999 (incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (Commisssion File No. 1-13080))

   4.4 Loan Agreement, dated as of June 1, 1998, among certain subsidiaries of Grove Operating, L.P., as borrowers, and Lehman Brothers Holdings Inc., as lender

  10.1 Securities Purchase Agreement, dated February 20, 1997, between the Company and Morgan Stanley Group Inc. (incorporated by reference to
            Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

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

  10.7 1996 Share Incentive Plan of Grove Property Trust, Grove Operating LP and Property Partnerships, as amended to March 11, 1998 (incorporated by reference to Appendix A to the Company's Notice of Annual Meeting and Proxy Statement dated April 30, 1998 (Commission File No. 1-13080))

  10.8 Noncompetition Agreement, dated March 14, 1997, among the Company, Grove Operating, L.P., National Realty Services Limited Partnership, GIG and Burgundy Associates Limited Partnership (incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

  10.9 Form of Noncompetition Agreement executed by each of Damon Navarro, Brian Navarro, Joseph LaBrosse and Edmund Navarro (incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

 10.10 Amendment, dated as of October 15, 1997, to Noncompetition Agreement, dated March 14, 1997, between the Company and Damon Navarro (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-2 (No. 333-38183))

 10.11 Amendment, dated as of October 15, 1997, to Noncompetition Agreement, dated March 14, 1997, between the Company and Brian Navarro (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-2 (No. 333-38183))

 10.12 Amendment, dated as of October 15, 1997, to Noncompetition Agreement, dated March 14, 1997, between the Company and Edmund Navarro (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-2 (No. 333-38183))

 10.13 Amendment, dated as of October 15, 1997, to Noncompetition Agreement, dated March 14, 1997, between the Company and Joseph LaBrosse (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-2 (No. 333-38183))

 10.14 Employment Agreement, dated March 14, 1997, between the Company and Damon Navarro (incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

 10.15 Amendment, dated as of October 15, 1997, to Employment Agreement, dated March 14, 1997, between the Company and Damon Navarro
            (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-2 (No. 333-38183))

 10.16 Employment Agreement, dated March 14, 1997, between the Company and Brian Navarro (incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

 10.17 Amendment, dated as of October 15, 1997, to Employment Agreement, dated March 14, 1997, between the Company and Brian Navarro
            (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-2 (No. 333-38183))

 10.18 Employment Agreement, dated March 14, 1997, between the Company and Edmund Navarro (incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

 10.19 Amendment, dated as of October 15, 1997, to Employment Agreement, dated March 14, 1997, between the Company and Edmund Navarro (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-2 (No. 333-38183))

 10.20 Employment Agreement, dated March 14, 1997, between the Company and Joseph LaBrosse (incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K dated March 14, 1997 (Commission File No. 1-13080))

 10.21 Amendment, dated as of October 15, 1997, to Employment Agreement, dated March 14, 1997, between the Company and Joseph LaBrosse (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-2 (No. 333-38183))

 10.22 Form of Contribution Agreement among the Company, Grove Operating, L.P. and certain other parties (incorporated by reference to Exhibit
            10.1 to the Company's Current Report on Form 8-K dated February 13, 1997 (Commission File No. 1-13080))

 10.23 Form of Indemnification Agreement by and between the Company, the Trust Managers and each of Damon Navarro, Brian Navarro, Edmund Navarro and Joseph LaBrosse (incorporated by reference to Exhibit
            10.18 to the Company's Registration Statement on Form SB-2 (No. 33-76732))

 10.24 Purchase and Sale Agreement between the Company and Grove Cambridge Associates Limited Partnership (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated October 30, 1995 (Commission File No. 1-13080))

 10.25 Unlimited Guaranty among Grove Property Trust and Bankboston, N.A. dated November 6, 1998 (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-130080))

 10.26 Promissory Note, dated as of November 30, 1998, from Munawar Cheema to the Company

 10.27 Amended and Restated Agreement re Application of Dividends, dated as of November 30, 1998, between the Company and Munawar Cheema

    21      List of Subsidiaries

    23      Consent of Ernst & Young LLP

    27      Financial Data Schedule