Form 10-Q
period 2000-03-31
GROVE PROPERTY TRUST
filed 2000-05-12
CIK 920776

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2000
                                  or
       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

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

Yes: X   No:


The number of Common Shares of Beneficial Interest outstanding as of April 30, 2000 was 8,250,072.

                              GROVE PROPERTY TRUST

                                    Form 10-Q
                                      Index

--------------------------------------------------------------------------------
                                                                            Page

Part I:      Financial Information                                             3

Item 1:      Consolidated Financial Statements (unaudited)                     3

             Consolidated Balance Sheets as of March 31, 2000
                and December 31, 1999                                          3

             Consolidated Statements of Income for the Three
                Months Ended March 31, 2000 and 1999                           4

             Consolidated Statements of Cash Flows for the
                Three Months Ended March 31, 2000 and 1999                     5

             Notes to Consolidated Financial Statements                        6

Item 2:      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           10

Item 3:      Quantitative and Qualitative Disclosures
                About Market Risk                                             13


Part II:     Other Information                                                14

Item 1:      Legal Proceedings                                                14

Item 2:      Change in Securities and Use of Proceeds                         14

Item 3:      Defaults upon Senior Securities                                  14

Item 4:      Submission of Matters to a Vote of Security Holders              14

Item 5:      Other Information                                                14

Item 6:      Exhibits and Reports on Form 8-K                                 14

Signatures                                                                    15

                              GROVE PROPERTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except par value)
                                   (Unaudited)

                                                                    March 31, 2000    December 31, 1999
                                                                    --------------    -----------------

                                     ASSETS
                                     ------

Real estate assets:
     Land ...................................................          $  45,818           $  45,770
     Buildings and improvements .............................            268,061             266,432
     Furniture, fixtures and equipment ......................              4,286               3,972
                                                                       ---------           ---------
                                                                         318,165             316,174
     Less accumulated depreciation ..........................            (20,144)            (17,639)
                                                                       ---------           ---------
       Net real estate assets ...............................            298,021             298,535
Real estate held for sale ...................................               --                 2,671
Cash and cash equivalents ...................................             12,734              12,733
Due from affiliates .........................................                121                 112
Deferred charges, net of accumulated amortization
     of $295 and $229, respectively .........................              1,668               1,714
Other assets ................................................              1,883               1,432
                                                                       ---------           ---------
  Total assets ..............................................          $ 314,427           $ 317,197
                                                                       =========           =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Liabilities:
     Mortgage notes payable (including  fair value step up of
       $8,006 and $8,164, respectively) .....................          $ 178,263           $ 180,290
     Revolving credit facility ..............................             13,700              15,300
     Accounts payable, accrued expenses and other liabilities             11,065              11,377
     Acquisition notes payable ..............................              4,675               4,675
     Distributions payable ..................................              2,196               2,177
     Security deposits ......................................              3,371               3,394
     Due to affiliates ......................................                 81                  78
                                                                       ---------           ---------
  Total liabilities .........................................            213,351             217,291
Minority interest in the Operating Partnership ..............             32,351              32,231
Shareholders' equity:
     Preferred shares, $.01 par value per share,
       1,000,000 shares authorized; no shares
       issued or outstanding ................................               --                  --
     Common shares, $.01 par value per share,
       34,000,000 shares authorized; 8,224,425 and 8,197,141
       shares issued and outstanding, respectively ..........                 82                  82
     Additional paid-in capital .............................             76,127              75,968
     Distributions in excess of earnings ....................             (7,484)             (8,375)
                                                                       ---------           ---------
  Total shareholders' equity ................................             68,725              67,675
                                                                       ---------           ---------
  Total liabilities and shareholders' equity ................          $ 314,427           $ 317,197
                                                                       =========           =========

See notes to consolidated financial statements.

                              GROVE PROPERTY TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                     For the Three Months Ended March 31,
                                                                            2000             1999
                                                                            ----             ----

Revenues:
    Rental income ..............................................          $15,524          $15,253
    Property management income-affiliates ......................               35               49
    Other property related income ..............................              142              174
    Interest income ............................................              166              146
                                                                          -------          -------
        Total revenues .........................................           15,867           15,622
                                                                          -------          -------

Expenses:
    Property operating expenses ................................            5,819            6,086
    Real estate taxes ..........................................            1,346            1,410
    Interest expense ...........................................            3,624            3,400
    Depreciation ...............................................            2,522            2,433
    Amortization ...............................................               76               63
    General and administrative .................................              519              935
                                                                          -------          -------
        Total expenses .........................................           13,906           14,327
                                                                          -------          -------

         Income before gain on sales of property, minority
           interests and extraordinary item ....................            1,961            1,295

Gain on sales of property ......................................            1,533                0
                                                                          -------          -------

         Income before minority interests and extraordinary item            3,494            1,295

Minority interest in consolidated partnerships .................             --                 15

Minority interest in Operating Partnership .....................            1,122              387
                                                                          -------          -------

         Income before extraordinary item ......................            2,372              893

Extraordinary income related to debt extinguishment, net .......             --                226
                                                                          -------          -------

           Net income ..........................................          $ 2,372          $ 1,119
                                                                          =======          =======

Income before extraordinary item per common share - basic ......          $  0.29          $  0.10
                                                                          =======          =======

Extraordinary item per common share - basic ....................          $  0.00          $  0.03
                                                                          =======          =======

Net income per common share - basic ............................          $  0.29          $  0.13
                                                                          =======          =======

Income before extraordinary item per common share - diluted ....          $  0.28          $  0.10
                                                                          =======          =======

Extraordinary item per common share - diluted ..................          $  0.00          $  0.03
                                                                          =======          =======

Net income per common share - diluted ..........................          $  0.28          $  0.13
                                                                          =======          =======

Weighted average number of common shares outstanding - basic ...            8,217            8,642
Effect of stock options ........................................              206               84
                                                                          -------          -------
Weighted average number of shares outstanding - diluted ........            8,423            8,726
                                                                          =======          =======

See notes to consolidated financial statements.

                              GROVE PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                         For the Three Months Ended March 31,
                                                                               2000               1999
                                                                               ----               ----

Operating Activities:
Net income ........................................................          $  2,372           $  1,119
Adjustments to reconcile net income to net cash provided
     by operating activities:
         Depreciation and amortization ............................             2,598              2,496
         Extraordinary item related to debt extinguishment ........              --                 (226)
         Minority interests .......................................             1,122                402
         Non-cash compensation expense ............................                21                 30
         Gain on sale of property .................................            (1,533)              --
Change in other assets ............................................              (451)              (643)
Change in accounts payable, accrued expenses, other
     liabilities and security deposits ............................              (335)              (980)
                                                                             --------           --------
Net cash provided by operating activities .........................             3,794              2,198
                                                                             --------           --------

Investing activities:
     Purchase of partnership interests ............................              --                 (249)
     Additions to real estate assets ..............................            (1,991)            (1,044)
     Proceeds from sales of property, net .........................             4,194               --
                                                                             --------           --------
         Net cash provided by (used in) investing activities ......             2,203             (1,293)
                                                                             --------           --------

Financing activities:
     Net proceeds from mortgage notes payable .....................              --                  388
     Net (repayments of) borrowings under Revolving credit facility            (1,600)             4,550
     Equity offering costs ........................................              --                  (11)
     Repayment of mortgage notes payable ..........................            (2,027)            (7,370)
     (Advances to) borrowings from affiliates, net ................                (6)               154
     Financing costs ..............................................               (20)              (234)
     Prepayment penalty on debt refinancing .......................              --                  (79)
     Repurchase of common shares ..................................              (169)            (1,358)
     Dividends and distributions paid .............................            (2,174)            (2,060)
                                                                             --------           --------
         Net cash used in financing activities ....................            (5,996)            (6,020)
                                                                             --------           --------

Net change in cash and cash equivalents ...........................                 1             (5,115)
Cash and cash equivalents, beginning of period ....................            12,733             15,262
                                                                             --------           --------
Cash and cash equivalents, end of period ..........................          $ 12,734           $ 10,147
                                                                             ========           ========

Supplemental Information:
     Cash paid for interest .......................................          $  3,671           $  3,396

See notes to consolidated financial statements.

                              GROVE PROPERTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000


1.   FORMATION AND DESCRIPTION OF THE COMPANY
---------------------------------------------

     Grove Property Trust (the "Company") was organized in the State of Maryland on April 4, 1994, as a Real Estate Investment Trust ("REIT"). The Company currently operates fifty-five apartment communities and four specialty retail properties. The apartment communities are generally mid-priced or subsidized multi-family communities that are primarily located in the southern New England area.

2.   SIGNIFICANT ACCOUNTING POLICIES
------------------------------------

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

     The accompanying interim financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature, which are necessary to fairly state the interim financial statements. The results of operations for the interim period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

3.    MORTGAGE NOTES PAYABLE
----------------------------

     Total mortgage notes payable of $178.3 million includes a fair value step up of $8.0 million. The contractual principal amount outstanding of mortgage notes payable is $170.3 million. The $8.0 million step up relates to $44.6 million of above market interest rate mortgages, which were assumed in connection with the purchase of the 20 apartment communities in October 1998 through December 1998 (the "McNeil Portfolio"). The interest rates on the assumed debt are between 7.46% and 12.47%. The step up was computed using the Company's estimated market interest rate at acquisition of 7.0%. The step up amount is not the legal stipulated principal amount of the respective mortgage and, accordingly, this increase does not increase the contractual obligation of the Company. If these loans are paid off in advance of their maturity, the amount of the related step up on the consolidated balance sheets will be accounted for as extraordinary income.

     Mortgage notes payable consist of the following at March 31, 2000 (in thousands):

       Amortizing first mortgage notes                $     115,263
       Interest only first mortgage notes                    63,000

                                                      --------------
                                                      $     178,263
                                                      ==============

     The amortizing first mortgage notes have fixed interest rates between 6.19% and 12.47%. These notes mature between the years 2000 and 2031 and are collateralized by thirty-two of the properties with an aggregate carrying amount of approximately $160.4 million as of March 31, 2000. Certain of these notes are partially guaranteed by certain executive officers and shareholders of the Company.

     There is one interest only first mortgage note. This note has a principal balance of $63.0 million requiring monthly payments of interest at an effective fixed interest rate of 6.71% and matures in 2008. This note is collateralized by seventeen properties with an aggregate-carrying amount of approximately $85.3 million as of March 31, 2000.

     Annual principal payments due as of March 31, 2000, are as follows (in thousands):

                             Period Ending March 31,
                             -----------------------
                             2000           $    2,466
                             2001                3,349
                             2002                3,630
                             2003                7,987
                             2004                6,360
                             Thereafter        154,471
                                            ----------
                                            $  178,263
                                            ==========


4.   ACQUISITION NOTES PAYABLE
------------------------------

     In conjunction with the purchase of the McNeil Portfolio, the Company agreed to issue additional OP units and pay cash (together the "Acquisition Notes Payable") to certain continuing partners in the event that any of certain McNeil Portfolio properties were converted to a market rate property. During the first quarter of 2000, the Company made no payment under the Acquisition Notes Payable.

     In 2000, it is estimated that $3.7 million ($1.7 million in cash and $2.0 million in OP units) of Acquisition Notes Payable will be paid. Thereafter, it's estimated that $1.0 million ($0.3 million in cash and $0.7 million in OP units) of Acquisition Notes Payable will be paid. The number of OP units to be issued in conjunction with the payment of Acquisition Notes Payable will be based on the 15-day average closing price of the Company's stock just prior to the payment date.

5.    SHAREHOLDERS' EQUITY
--------------------------

     The following table outlines the 2000 activity in the Operating Partnership equity accounts:

                                                                              Number of:
                                                                      --------------------------
                                                                                        Limited
                                                                       Company's       Partners'
                                                                       Operating       Operating
                                                                      Partnership     Partnership
                                                                         Units           Units
                                                                      ----------      ----------
Outstanding at December 31, 1999 ................................      8,197,141       3,903,936
Common  Units exchanged January 2000 through March 2000 .........         32,456         (32,456)
Common Shares repurchased January 2000 through March 2000 .......        (13,152)           --
Common Shares issued pursuant to employee stock compensation plan          7,980            --
                                                                      --------------------------
Outstanding at March 31, 2000 ...................................      8,224,425       3,871,480
                                                                      ==========================
    Ownership Percentage ........................................           68 %            32 %
                                                                      ==========================


Common Shares have been reserved for future issuance as follows:

               Common Units not owned by the Company (see above)       3,871,480
               Stock options issued .............................      1,125,209
               Additional stock options issuable ................        371,355
                                                                      ----------
                                                                       5,368,044
                                                                      ==========

6.    SEGMENT REPORTING
-----------------------

     The following table presents information about reported segment profit or loss and segment assets. The Residential segment consists of 4,927 apartment units, the Subsidized Residential segment consists of 1,231 apartment units, and the Retail segment consists of approximately 129,900 square feet. The Company does not allocate income taxes or unusual items to segments. In addition, not all segments have significant noncash items other than depreciation and amortization in reporting profit or loss (dollars in thousands):

                                             Three Months Ended March 31, 2000
                                             ---------------------------------
                                                       (In thousands)

                                                  Subsidized
                                   Residential    Residential      Retail          Total
                                   -----------    -----------      ------          -----

Revenues ....................       $ 11,613       $  3,552       $    648       $ 15,813
Interest Expense ............       $  2,383       $    643       $    154       $  3,180
Depreciation and amortization       $  1,962       $    379       $    147       $  2,488
Segment Profit ..............       $  2,636       $  1,189       $    216       $  4,041
Segment Assets ..............       $237,497       $ 55,747       $ 18,835       $312,079
FFO .........................       $  4,434       $  1,318       $    352       $  6,104


                                             Three Months Ended March 31, 1999
                                             ---------------------------------
                                                       (In thousands)

                                                  Subsidized
                                   Residential    Residential      Retail          Total
                                   -----------    -----------      ------          -----

Revenues ....................       $ 11,413       $  3,455       $    660       $ 15,528
Interest Expense ............       $  1,938       $    806       $     70       $  2,814
Depreciation and amortization       $  1,889       $    357       $    143       $  2,389
Segment Profit ..............       $  2,194       $  1,237       $    288       $  3,719
Extraordinary income ........       $      0       $    324       $      0       $    324
Segment Assets ..............       $237,335       $ 54,351       $ 19,657       $311,343
FFO .........................       $  4,065       $  1,269       $    429       $  5,763

     The following presentation is the reconciliation of reportable segment revenues, profit or loss, FFO, assets and other significant items to the Company's consolidated totals:

                                                       For the Three Months
                                                       --------------------
                                                          Ended March 31,
                                                          ---------------
                                                          (In thousands)

                                                        2000           1999
                                                     ---------      ---------
      Revenues
      --------

      Total revenues for reportable segments ..     $  15,813      $  15,528
      Other revenues ..........................            54             94
                                                    ---------      ---------
      Total consolidated revenues .............     $  15,867      $  15,622
                                                    =========      =========

      Profit or Loss
      --------------

      Total profit/loss for reportable segments     $   4,041      $   3,719
      Other profit or loss ....................          (547)        (2,424)
                                                    ---------      ---------
      Income before extraordinary expense and
        minority interests ....................     $   3,494      $   1,295
                                                    =========      =========

      FFO
      ---

      FFO for reportable segments .............     $   6,104      $   5,763
      Other FFO ...............................        (1,697)        (2,093)
                                                    ---------      ---------
      FFO before minority interests ...........     $   4,407      $   3,670
                                                    =========      =========

      Assets
      ------

      Total assets for reportable segments ....     $ 312,079      $ 311,343
      Other assets ............................         2,348         10,203
                                                    ---------      ---------
      Total consolidated assets ...............     $ 314,427      $ 321,546
                                                    =========      =========

                                           Three Months Ended March 31, 2000
                                           ---------------------------------
                                                     (In thousands)

     Other Significant Items
     -----------------------

                                         Segment                   Consolidated
                                         Totals      Non-segment      Totals
                                         ------      -----------      ------

      Interest expense ............      $3,180        $  444         $3,624
      Depreciation and amortization      $2,488        $  110         $2,598



                                           Three Months Ended March 31, 1999
                                           ---------------------------------
                                                     (In thousands)
     Other Significant Items
     -----------------------

                                         Segment                   Consolidated
                                         Totals      Non-segment      Totals
                                         ------      -----------      ------


      Interest expense ............      $2,814        $  586         $3,400
      Depreciation and amortization      $2,389        $  107         $2,496

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Results of operations of the Company for the three months ended March 30, 2000 and 1999.
--------------------------------------------------------------------------------

Total rental revenues increased $0.3 million to $15.9 million from $15.6 million during the three months ended March 31, 2000, as compared to the corresponding period in 1999. The increase is primarily due to increases in rental rates and occupancy offset by a decrease in revenues due to the sale of two residential apartment communities in 2000 and the sale of four residential apartment communities in fourth quarter of 1999.

The weighted average monthly rental rate increased to $821 for the three months ended March 31, 2000 from $775 for the same period in 1999. Economic occupancy increased to an aggregate weighted average occupancy of 96.9% for the three months ended March 31, 2000 from an aggregate weighted average occupancy of 95.7% for the same period in 1999.

Property operating expenses decreased $0.3 million to $5.8 million from $6.1 million during the three months ended March 31, 2000, as compared to the corresponding period in 1999. The decrease is primarily due to the operations of the sold properties, lower utilities and snow removal costs, offset by higher payroll.

Real estate taxes decreased $0.1 to $1.3 million from $1.4 million during the three months ended March 31, 2000, as compared to the corresponding period in 1999. The decrease is due primarily to the sold properties.

Interest expense increased $0.2 million to $3.6 million from $3.4 million during the three months ended March 31, 2000, as compared to the corresponding period in 1999. The increase is primarily due to new mortgage debt obtained in the third quarter of 1999.

General and administrative expenses decreased $0.4 million to $0.5 million from $0.9 million during the three months ended March 31, 2000, as compared to the corresponding period in 1999. This decrease is primarily due to the decrease in costs associated with the executive stock bonus plan.

Depreciation and amortization increased $0.1 million to $2.6 million from $2.5 million during the three months ended March 31, 2000, as compared to the corresponding period in 1999.

The Company's income before extraordinary items increased $1.5 million to $2.4 million from $0.9 million during the three months ended March 31, 2000, as compared to the corresponding period in 1999. The increase is due to the sale of two properties in 2000 and increased rental rates and occupancy.

Same Community Analysis
-----------------------

For the three months ended March 31, 2000 and 1999.
---------------------------------------------------

Total Same Community Operations
-------------------------------

In the first quarter of 2000, total same community operations included 55 apartment communities (6,156 units, 47% in Massachusetts, 41% in Connecticut, and 12% in Rhode Island) owned by the Company since the beginning of 1999. Overall, same community net operating income increased 9.7% to $9.2 million from $8.4 million for the first quarter of 2000 versus the first quarter of 1999. Net operating income increased due to a 6.6% increase in revenues offset by a 2.2% increase in operating expenses. Revenues increased primarily due to increases in rental rates and occupancy. Operating expenses increased primarily due to higher payroll and property insurance offset by lower utilities and snow removal costs. On a same community basis, the weighted average monthly rental rate per apartment increased 5.2% to $821 from $781 and the economic occupancy rate increased to 97.6% from 96.3% for the first quarter of 2000 versus the first quarter of 1999.

The following table summarizes total same community operations:

                                                 -----------------------
                                                    Three Months Ended
                                                        March 31,            %
                                                 -----------------------
                                                    2000         1999     Change
                                                    ----         ----     ------

Average number of apartments ...............       6,156        6,135       0.3%
Economic Occupancy .........................        97.6%        96.3%      1.3%
Average monthly rental rate per unit .......      $  821       $  781       5.2%
Revenues (millions) .......................       $14.93      $ 14.00       6.6%
Operating expenses (millions) .............         5.75         5.63       2.2%
                                                 -------------------------------
    Net operating income (millions) .......       $ 9.18      $  8.37       9.7%
                                                 ===============================

Eastern Massachusetts and Rhode Island Same Community Operations
----------------------------------------------------------------

In the first quarter, eastern Massachusetts and Rhode Island same community operations included 28 apartment communities (3,287 units, 76% in eastern Massachusetts, and 24% in Rhode Island) owned by the Company since the beginning of 1999. Overall, eastern Massachusetts and Rhode Island Same Community net operating income increased 11.7% to $5.5 million from $4.9 million for the first quarter of 2000 versus the first quarter of 1999. Net operating income increased due to a 7.4% increase in revenues offset by a 0.7 % increase in operating expenses. Revenues increased primarily due to increases in rental rates and occupancy. Operating expenses increased primarily due to higher payroll, repairs and maintenance, and marketing and advertising offset by lower utilities, eviction costs, and snow removal costs. Eastern Massachusetts and Rhode Island same community weighted average monthly rental rate per apartment increased 5.9% to $873 from $825 and the economic occupancy rate increased to 98.6% from 96.7% for the first quarter of 2000 versus the first quarter of 1999.

The following table summarizes eastern Massachusetts and Rhode Island Same Community operations:

                                                --------------------
                                                 Three Months Ended
                                                     March 31,             %
                                                --------------------
                                                2000          1999       Change
                                                ----          ----       ------

Average number of apartments ........           3,287          3,287
Economic Occupancy ..................            98.6%          96.7%      2.0%
Average monthly rental rate per unit           $  873        $   825       5.9%
Revenues (millions) .................          $ 8.60        $  8.01       7.4%
Operating expenses (millions) .......            3.13           3.11       0.7%
                                               --------------------------------
    Net operating income (millions) .          $ 5.47        $  4.90      11.7%
                                               ================================

Connecticut and Western Massachusetts Same Community Operations
---------------------------------------------------------------

In the first quarter, Connecticut and western Massachusetts same community operations included 27 apartment communities (2,869 units, 87% in Connecticut and 13% in western Massachusetts) owned by the Company since the beginning of 1999. Overall, Connecticut and western Massachusetts same community net operating income increased 6.8% to $3.7 million from $3.5 million for the first quarter of 2000 versus the first quarter of 1999. Net operating income increased due to a 5.6% increase in revenues offset by a 4.0% increase in operating expenses. Revenues increased primarily due to increases in rental rates, occupancy, and the purchase of condominiums at three properties. Operating expenses increased primarily due to higher payroll and insurance offset by lower snow removal costs. Connecticut and western Massachusetts same community weighted average monthly rental rate per apartment increased 4.3% to $762 from $730 and the economic occupancy rate increased to 96.2% from 95.7% for the first quarter of 2000 versus the first quarter of 1999.

The following table summarizes Connecticut and western Massachusetts same community operations:

                                                  ----------------------
                                                   Three Months Ended
                                                       March 31,             %
                                                  ----------------------
                                                    2000         1999     Change
                                                    ----         ----     ------

Average number of apartments ..............         2,869         2,848    0.7%
Economic Occupancy ........................          96.2%         95.7%   0.5%
Average monthly rental rate per unit ......       $   762       $   730    4.3%
Revenues (millions) .......................       $  6.33       $  5.99    5.6%
Operating expenses (millions) .............          2.62          2.52    4.0%
                                                  -----------------------------
    Net operating income (millions) .......       $  3.71       $  3.47    6.8%
                                                  =============================

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents totaled $12.7 million as of March 31, 2000. The Company's ratio of long-term debt including 1999 Credit Facility to total market capitalization on March 31, 2000 was 53.9%, based on total market capitalization of $341.2 million, based on 12,095,905 Common Units and Common Shares, valued at $13.00 per share/unit (the closing price on March 31, 2000), plus $184.0 million of long-term debt including borrowings under its 1999 Credit Facility and excluding the fair value step up of $8.0 million.

On March 15, 2000, the Company declared an $0.18 per share dividend, which was paid on April 14, 2000. The dividends declared during the period resulted in a 50.3% pay out of funds from operations for the three months ended March 31, 2000.

Acquisition Notes Payable are obligations related to three McNeil Portfolio properties to pay additional cash and issue additional Common Units when apartment units are converted to market rate units. In 1998, the mortgages on the three properties were modified to allow for each property to convert 80% of its units to market rate units.

During 1998, the Board of Trust Managers authorized the Company to repurchase up to 400,000 Common Shares. In the first quarter of 1999, the Board of Trust Managers authorized the Company to purchase up to an additional 500,000 Common Shares. In the third quarter of 1999, the Board of Trust Managers authorized the Company to purchase up to an additional 500,000 Common Shares. Purchases of Common Shares and Common Units presented for redemption which are redeemed for cash are being funded from operating cash flow and the Company's 1999 Credit Facility. Since beginning its share repurchase program and through April 30, 2000, the Company has redeemed 457,689 Common Units for cash at an average price of $11.33 per share and repurchased 878,079 Common Shares at an average price of $11.41 per share.

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

Funds from Operations
---------------------

The Company generally considers funds from operations ("FFO") an appropriate measure of performance of an equity REIT. FFO is defined as income before gains (losses) on investments and extraordinary items (computed in accordance with accounting principles generally accepted in the United States) plus real estate depreciation less preferred dividends. This definition conforms to the recommendations set forth in a White Paper adopted by the National Association of Real Estate Investment Trusts ("NAREIT") in early 1995. The Company believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with the net income as presented in the financial statements and information included elsewhere in this Report. FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indication of the Company's performance or as an alternative to cash flow as a measure of liquidity.

FFO increased to $4.4 million from $3.6 million for the three months ended March 31, 2000 and 1999, respectively. Dividends declared for the three months ended March 31, 2000 were $0.18 per share, representing 50.3% of FFO, while dividends declared for the three months ended March 31, 1999 were $0.18 per share representing 61.7% of FFO.


FFO was calculated as follows (in thousands):

                                                      For the Three Months Ended
                                                              March 31,
                                                          2000           1999
                                                          ----           ----
Income before gain on sales of property,
extraordinary item and minority interests .........      $1,961         $1,295
Real estate depreciation and amortization .........       2,446          2,375
                                                         ------         ------
Funds from operations before minority interests ...       4,407          3,670
Minority interests in consolidated partnerships ...        --               30
                                                         ------         ------
FFO ...............................................      $4,407         $3,640
                                                         ======         ======

Seasonally
----------

Historically, the Company's net income has been lower in the first and second quarters than in the remainder of the year due to higher utility charges, snow removal and other weather-related expenses. In addition, rental rates increase ratably during the year which results in higher rental revenues in the second half of the year.

Inflation
---------

Substantially all of the leases at the residential properties are for a term of one year or less, which may enable the Company to seek increased rents upon renewal or reletting. Such short-term leases generally lessen the risk to the Company of the potential adverse effects of inflation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily from its 1999 Credit Facility. A hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the net fair value of all interest sensitive financial instruments by $137,000 at March 31, 2000.

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

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        REGISTRANT:

                                        GROVE PROPERTY TRUST

May 12, 2000                            By: /s/Joseph R. LaBrosse
                                            ----------------------------
                                            Name:  Joseph R. LaBrosse
                                            (On behalf of the registrant
                                            and as Chief Financial Officer)

                                  EXHIBIT INDEX
                                  -------------


        Exhibit Number        Description
        --------------        -----------

            27                Financial Data Schedule