Form 10-Q
period 2000-06-30
GROVE PROPERTY TRUST
filed 2000-08-10
CIK 920776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                       or

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

Yes: X   No:
    ----    ----

The number of Common Shares of Beneficial Interest outstanding as of July 31, 2000 was 8,301,604.

                              GROVE PROPERTY TRUST

                                    Form 10-Q
                                      Index


                                                                            Page
                                                                            ----

PART I:   FINANCIAL INFORMATION                                                3

Item 1:   Consolidated Financial Statements (unaudited)                        3

          Consolidated Balance Sheets as of June 30, 2000
          and December 31, 1999                                                3

          Consolidated Statements of Income for the Three
          Months Ended June 30, 2000 and 1999                                  4

          Consolidated Statements of Income for the Six
          Months Ended June 31, 2000 and 1999                                  5

          Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 2000 and 1999                              6

          Notes to Consolidated Financial Statements                           7

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 11

Item 3:   Quantitative and Qualitative Disclosures About
          Market Risk                                                         15


PART II:  OTHER INFORMATION                                                   16

Item 1:   Legal Proceedings                                                   16

Item 2:   Change in Securities and Use of Proceeds                            16

Item 3:   Defaults upon Senior Securities                                     16

Item 4:   Submission of Matters to a Vote of Security Holders                 16

Item 5:   Other Information                                                   16

Item 6:   Exhibits and Reports on Form 8-K                                    17

Signatures                                                                    18

                              GROVE PROPERTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except par value)
                                   (Unaudited)

                                                                    June 30, 2000      December 31, 1999
                                                                    -------------      -----------------

                                                    ASSETS
                                                    ------
Real estate assets:
     Land ...................................................          $  50,808           $  45,770
     Buildings and improvements .............................            298,954             266,432
     Furniture, fixtures and equipment ......................              4,665               3,972
                                                                       ---------           ---------
                                                                         354,427             316,174
     Less accumulated depreciation ..........................            (22,786)            (17,639)
                                                                       ---------           ---------
       Net real estate assets ...............................            331,641             298,535
Real estate held for sale ...................................               --                 2,671
Cash and cash equivalents ...................................             19,612              12,733
Due from affiliates .........................................                111                 112
Deferred charges, net of accumulated amortization
     of $374 and 229, respectively ..........................              7,990               1,714
Other assets ................................................              2,120               1,432
                                                                       ---------           ---------
  Total assets ..............................................          $ 361,474           $ 317,197
                                                                       =========           =========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
                                     ------------------------------------
Liabilities:
     Mortgage notes payable (including  fair value step up of
       $7,855 and $8,164, respectively) .....................          $ 213,777           $ 180,290
     Revolving credit facility ..............................             29,100              15,300
     Accounts payable, accrued expenses and other liabilities              6,598              11,377
     Acquisition notes payable ..............................              3,905               4,675
     Distributions payable ..................................              2,199               2,177
     Security deposits ......................................              3,956               3,394
     Due to affiliates ......................................                 80                  78
                                                                       ---------           ---------
  Total liabilities .........................................            259,615             217,291
Minority interest in the Operating Partnership ..............             32,266              32,231
Shareholders' equity:
     Preferred shares, $.01 par value per share,
       1,000,000 shares authorized; no shares
       issued or outstanding ................................               --                  --
     Common shares, $.01 par value per share,
       34,000,000 shares authorized; 8,296,661 and 8,197,141
       shares issued and outstanding, respectively ..........                 83                  82
     Additional paid-in capital .............................             76,766              75,968
     Distributions in excess of earnings ....................             (7,256)             (8,375)
                                                                       ---------           ---------
  Total shareholders' equity ................................             69,593              67,675
                                                                       ---------           ---------
  Total liabilities and shareholders' equity ................          $ 361,474           $ 317,197
                                                                       =========           =========

See notes to consolidated financial statements

                              GROVE PROPERTY TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                 For the Three Months Ended June 30,
                                                                        2000             1999
                                                                        ----             ----

Revenues:
    Rental income ..........................................          $16,455          $15,615
    Property management income-affiliates ..................               26               91
    Other property related income ..........................              256              184
    Interest income ........................................              201              134
                                                                      -------          -------
        Total revenues .....................................           16,938           16,024
                                                                      -------          -------

Expenses:
    Property operating expenses ............................            5,872            5,819
    Real estate taxes ......................................            1,364            1,453
    Interest expense .......................................            3,886            3,448
    Depreciation ...........................................            2,642            2,515
    Amortization ...........................................               80               56
    General and administrative .............................              574            1,170
                                                                      -------          -------
        Total expenses .....................................           14,418           14,461
                                                                      -------          -------

         Income before minority interests ..................            2,520            1,563

Minority interest in consolidated partnerships .............             --                 23

Minority interest in Operating Partnership .................              801              485
                                                                      -------          -------

           Net income ......................................          $ 1,719          $ 1,055
                                                                      =======          =======

Net income per common share - basic ........................          $  0.21          $  0.12
                                                                      =======          =======

Net income per common share - diluted ......................          $  0.20          $  0.12
                                                                      =======          =======

Weighted average number of common shares outstanding - basic            8,269            8,510
Effect of stock options ....................................              276              154
                                                                      -------          -------
Weighted average number of shares outstanding - diluted ....            8,545            8,664
                                                                      =======          =======

See notes to consolidated financial statements.

                              GROVE PROPERTY TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                       For the Six Months Ended June 30,
                                                                            2000             1999
                                                                            ----             ----

Revenues:
    Rental income ..............................................          $31,979          $30,868
    Property management income- affiliates .....................               61              140
    Other property related income ..............................              398              358
    Interest income ............................................              367              280
                                                                          -------          -------
        Total revenues .........................................           32,805           31,646
                                                                          -------          -------

Expenses:
    Property operating expenses ................................           11,691           11,905
    Real estate taxes ..........................................            2,710            2,863
    Interest expense ...........................................            7,510            6,848
    Depreciation ...............................................            5,164            4,948
    Amortization ...............................................              155              120
    General and administrative .................................            1,094            2,105
                                                                          -------          -------
        Total expenses .........................................           28,324           28,789
                                                                          -------          -------

         Income before gain on sales of property, minority
           interests and extraordinary item ....................            4,481            2,857

Gain on sales of property ......................................            1,533             --
                                                                          -------          -------

         Income before minority interests and extraordinary item            6,014            2,857

Minority interest in consolidated partnerships .................             --                 42

Minority interest in Operating Partnership .....................            1,921              869
                                                                          -------          -------

         Income before extraordinary item ......................            4,093            1,946

Extraordinary income related to debt extinguishment, net .......             --                226
                                                                          -------          -------

           Net income ..........................................          $ 4,093          $ 2,172
                                                                          =======          =======

Income before extraordinary item per common share - basic ......          $  0.50          $  0.23
                                                                          =======          =======

Extraordinary item per common share - basic ....................          $  0.00          $  0.02
                                                                          =======          =======

Net income per common share - basic ............................          $  0.50          $  0.25
                                                                          =======          =======

Income before extraordinary item per common share - diluted ....          $  0.48          $  0.23
                                                                          =======          =======

Extraordinary item per common share - diluted ..................          $  0.00          $  0.02
                                                                          =======          =======

Net income per common share - diluted ..........................          $  0.48          $  0.25
                                                                          =======          =======

Weighted average number of common shares outstanding - basic ...            8,243            8,576
Effect of stock options ........................................              235              119
                                                                          -------          -------
Weighted average number of shares outstanding - diluted ........            8,478            8,695
                                                                          =======          =======

See notes to consolidated financial statements.

                              GROVE PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                     For the Six Months Ended June 30,
                                                                         2000               1999
                                                                         ----               ----

Operating Activities:
Net income .................................................          $  4,093           $  2,172
Adjustments to reconcile net income to net cash provided
     by operating activities:
         Depreciation and amortization .....................             5,320              5,068
         Extraordinary item related to debt extinguishment .              --                 (226)

         Minority interests ................................             1,921                911
         Non-cash compensation expense .....................                81                 60
         Gain on sale of property ..........................            (1,533)              --
         Other non-cash items ..............................                19               --
Change in other assets .....................................              (687)              (393)
Change in accounts payable, accrued expenses, other
     liabilities and security deposits .....................            (4,586)            (1,206)
                                                                      --------           --------
Net cash provided by operating activities ..................             4,628              6,386
                                                                      --------           --------

Investing activities:
     Purchase of partnership interests .....................              --               (1,231)
     Additions to real estate assets .......................           (16,743)            (5,129)
     Proceeds from sale of property, net of closing costs ..             4,194               --
     Deferred charges ......................................              --                   (1)
                                                                      --------           --------
         Net cash used in investing activities .............           (12,549)            (6,361)
                                                                      --------           --------

Financing activities:
     Net proceeds from mortgage notes payable ..............            14,868              8,668
     Net borrowings under revolving credit facility ........            13,800              7,400
     Equity offering costs .................................              --                  (11)
     Repayment of mortgage notes payable ...................            (2,890)           (12,161)
     Borrowings from affiliates, net .......................                 2                232
     Financing costs .......................................            (6,422)              (441)
     Proceeds from exercise of stock options ...............              --                   18
     Repurchase of common shares ...........................              (207)            (1,654)
     Dividends and distributions paid ......................            (4,351)            (4,293)
                                                                      --------           --------
         Net cash provided by (used in) financing activities            14,868             (2,242)
                                                                      --------           --------

Net change in cash and cash equivalents ....................             6,879             (2,217)
Cash and cash equivalents, beginning of period .............            12,733             15,262
                                                                      --------           --------
Cash and cash equivalents, end of period ...................          $ 19,612           $ 13,045
                                                                      ========           ========

Supplemental Information:
     Cash paid for interest ................................          $  7,354           $  6,782
     Reclassification of real state assets to held for sale           $   --             $  9,136
     Assumed mortgage notes ................................          $ 21,510           $   --

See notes to consolidated financial statements.

                              GROVE PROPERTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000

1.   BASIS OF PRESENTATION
--------------------------

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

     The accompanying interim financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature, which are necessary to fairly state the interim financial statements. The results of operations for the interim period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.   MORTGAGE NOTES PAYABLE
---------------------------

     Total mortgage notes payable consist of the following at June 30, 2000 (in thousands):

       Amortizing mortgage notes                      $     150,777
       Interest only first mortgage note                     63,000
                                                      -------------
                                                      $     213,777
                                                      =============

     The contractual principal amount outstanding of mortgage notes payable is $205.9 million. The book value of approximately $44.6 million of amortizing mortgage notes, assumed with above average market interest rates in conjunction with the McNeil Portfolio acquisition, have been adjusted upward by approximately $7.9 million to reflect the fair value of the notes at the Company's estimated market interest rate of 7.0%.

     The amortizing mortgage notes have fixed interest rates between 6.19% and 12.47%. These notes mature between the years 2000 and 2031 and are collateralized by thirty-two of the properties with an aggregate carrying amount of approximately $193.1 million as of June 30, 2000. Certain of these notes are partially guaranteed by certain executive officers and shareholders of the Company. During the second quarter, the Company received second mortgage financing on six properties, with net proceeds totaling approximately $8.3 million, and a face amount of approximately $14.8 million. The average interest rate on the face amount of the new second mortgages is 7.4% and the weighted average maturity of the new second mortgages is 7.4 years.

     The interest only first mortgage note requires monthly payments of interest at an effective fixed interest rate of 6.71% and matures in 2008. This note is collateralized by seventeen properties with an aggregate carrying amount of approximately $86.1 million as of June 30, 2000.

3.   ACQUISITION NOTES PAYABLE
------------------------------

     In conjunction with the purchase of the McNeil Portfolio, the Company agreed to issue additional OP units and pay cash (together the "Acquisition Notes Payable") to certain continuing partners in the event that any of certain McNeil Portfolio properties were converted to a market rate property. During the second quarter of 2000, the Company paid $0.5 million ($0.1 million in cash and $0.4 million in OP units) of Acquisition Notes Payable.

4.   SHAREHOLDERS' EQUITY
-------------------------

     The following table outlines the 2000 activity in the Operating Partnership equity accounts:

                                                                                                  Limited
                                                                              Company's          Partners'
                                                                              Operating          Operating
                                                                             Partnership        Partnership
                                                                                Units              Units
                                                                             ----------         ----------

     Outstanding at December 31, 1999 ................................        8,197,141          3,903,936
     Common  Units exchanged January 2000 through June 2000 ..........           87,789            (87,789)
     Common Shares repurchased January 2000 through June 2000 ........          (16,249)              --
     Common Shares issued pursuant to employee stock compensation plan           27,980               --
     May 2000 Acquisition Notes Payable ..............................             --               30,435
                                                                             ----------         ----------
     Outstanding at June 30, 2000 ....................................        8,296,661          3,846,582
                                                                             ==========         ==========
         Ownership Percentage ........................................               68%                32%
                                                                             ==========         ==========

     Common Shares have been reserved for future issuance as follows:

          Common Units not owned by the Company (see above)..       3,846,582
          Stock options issued and outstanding...............       1,057,784
          Additional stock options issuable..................         351,355
                                                                  -----------
                                                                    5,255,721
                                                                  ===========

5.    SUBSEQUENT EVENT
----------------------

     On July 17, 2000, the Company announced that it had entered into a definitive agreement and plan of merger with ERP Operating Limited Partnership. Holders of Grove common shares will receive $17.00 (cash) per share upon closing less an amount (not to exceed $3.5 million or approximately $0.29 per share) that may be expended by Grove to resolve certain potential liabilities. Holders of units in Grove's operating partnership will have the option of receiving cash in the same amount as received by Grove shareholders or 0.3696 of a unit (as similarly adjusted, if necessary) in ERP Operating Limited Partnership. As part of the merger agreement, certain Grove executives will acquire Grove's retail properties at the merger closing for approximately $21.7 million, including the assumption of approximately $7.5 million of debt. As The merger is expected to close during the fourth quarter of 2000.

6.   ACQUISITION OF ROLLING GREEN PORTFOLIO
-------------------------------------------

     During the second quarter of 2000, the Company purchased three properties located in Massachusetts including 912 apartments for approximately $33.5 million. The purchase price included a $12.0 million cash payment and the assumption of mortgage debt totaling $21.5 million. The cash portion of the purchase was funded with the Company's revolving credit facility and cash on hand. The assumed mortgage debt has a weighted average fixed interest rate of 7.9% and a weighted average maturity of 20.8 years.

7.   SEGMENT REPORTING
----------------------

     The following table presents information about reported segment profit or loss and segment assets. The Residential segment consists of 5,839 apartment units, the Subsidized Residential segment consists of 1,231 apartment units, and the Retail segment consists of approximately 129,900 square feet. The Company does not allocate income taxes or unusual items to segments. In addition, not all segments have significant noncash items other than depreciation and amortization in reporting profit or loss (dollars in thousands):

                                                   Three Months Ended June 30, 2000
                                                   --------------------------------

                                                       Subsidized
                                        Residential    Residential      Retail          Total
                                        -----------    -----------      ------          -----

     Revenues ....................       $ 12,555       $  3,636       $    651       $ 16,842
     Interest Expense ............       $  2,530       $    633       $    153       $  3,316
     Depreciation and amortization       $  2,071       $    384       $    148       $  2,603
     Segment Profit ..............       $  2,922       $  1,088       $    178       $  4,188
     Segment Assets ..............       $276,389       $ 61,029       $ 18,818       $356,236
     FFO .........................       $  4,958       $  1,472       $    322       $  6,752


                                                  Three Months Ended June 30, 1999
                                                  -------------------------------

                                                       Subsidized
                                        Residential    Residential      Retail          Total
                                        -----------    -----------      ------          -----

     Revenues ....................       $ 11,785       $  3,508       $    667       $ 15,960
     Interest Expense ............       $  1,957       $    800       $     72       $  2,829
     Depreciation and amortization       $  1,946       $    362       $    145       $  2,453
     Segment Profit ..............       $  2,947       $  1,051       $    319       $  4,317
     Segment Assets ..............       $244,166       $ 54,596       $ 19,148       $317,910
     FFO .........................       $  4,871       $  1,413       $    461       $  6,745


                                                   Six Months Ended June 30, 2000
                                                   ------------------------------

                                                       Subsidized
                                        Residential    Residential      Retail          Total
                                        -----------    -----------      ------          -----

     Revenues ....................       $ 24,168       $  7,187       $  1,299       $ 32,654
     Interest Expense ............       $  4,913       $  1,276       $    307       $  6,496
     Depreciation and amortization       $  4,034       $    763       $    295       $  5,092
     Segment Profit ..............       $  6,966       $  2,027       $    387       $  9,380
     Gain on sales of property ...       $  1,533       $      0       $      0       $  1,533
     Segment Assets ..............       $276,389       $ 61,029       $ 18,818       $356,236
     FFO .........................       $  9,393       $  2,790       $    674       $ 12,857


                                                   Six Months Ended June 30, 1999
                                                   ------------------------------

                                                       Subsidized
                                        Residential    Residential      Retail          Total
                                        -----------    -----------      ------          -----

     Revenues ....................       $ 23,198       $  6,962       $  1,327       $ 31,487
     Interest Expense ............       $  3,896       $  1,606       $    142       $  5,644
     Depreciation and amortization       $  3,834       $    718       $    288       $  4,840
     Segment Profit ..............       $  5,417       $  1,960       $    622       $  7,999
     Extraordinary income ........       $      0       $    324       $      0       $    324
     Segment Assets ..............       $244,166       $ 54,596       $ 19,148       $317,910
     FFO .........................       $  9,213       $  2,679       $    906       $ 12,798



     The following presentation is the reconciliation of reportable segment revenues, profit, FFO, assets and other significant items to the Company's consolidated totals (in thousands):

                                               For the Three Months Ended  For the Six Months Ended
                                                        June 30,                   June 30,

                                                    2000         1999         2000         1999
                                                    ----         ----         ----         ----
     Revenues
     --------

     Total revenues for reportable segments       $16,842      $15,960      $32,654      $31,487
     Other revenues .......................            96           64          151          159
                                                  -------      -------      -------      -------
     Total consolidated revenues ..........       $16,938      $16,024      $32,805      $31,646
                                                  =======      =======      =======      =======

                                                For the Three Months Ended    For the Six Months Ended
                                                         June 30,                     June 30,
                                                   2000          1999           2000           1999
                                                   ----          ----           ----           ----
     Profit or Loss
     --------------

     Total profit for reportable segments       $  4,188       $  4,317       $  9,380       $  7,999
     Other loss .........................         (1,668)        (2,754)        (3,366)        (5,142)
                                                --------       --------       --------       --------
     Income before extraordinary item and
       minority interests ...............       $  2,520       $  1,563       $  6,014       $  2,857
                                                ========       ========       ========       ========
     FFO
     ---

     FFO for reportable segments ........       $  6,752       $  6,745       $ 12,857       $ 12,798
     Other FFO ..........................         (1,668)        (2,754)        (3,366)        (5,143)
                                                --------       --------       --------       --------
     FFO before minority interests ......       $  5,084       $  3,991       $  9,491       $  7,655
                                                ========       ========       ========       ========



                                                      June 30,         June 30,
                                                        2000             1999
                                                      -------          --------
     Assets
     ------

     Total assets for reportable segments           $  356,236       $   317,910
     Other assets                                        5,238             7,580
                                                    ----------       -----------
     Total consolidated assets                      $  361,474       $   325,490



                                       For the Three Months Ended  For the Six Months Ended
                                               June 30,                   June 30,

                                           2000         1999         2000         1999
                                           ----         ----         ----         ----

     Other Significant Items

     Interest expense
       Segment Totals .............       $3,316       $2,829       $6,496       $5,644
       Non-segment ................          570          619        1,014        1,204
                                          ------       ------       ------       ------
      Consolidated Totals .........       $3,886       $3,448       $7,510       $6,848
                                          ======       ======       ======       ======
      Depreciation and amortization
       Segment Totals .............       $2,603       $2,453       $5,092       $4,840
         Non-segment ..............          119          118          227          228
                                          ------       ------       ------       ------
         Consolidated Totals ......       $2,722       $2,571       $5,319       $5,068
                                          ======       ======       ======       ======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Results of  operations of the Company for the six months ended June 30, 2000 and
--------------------------------------------------------------------------------
1999.
-----

Total revenues increased $1.2 million to $32.8 million from $31.6 million during the six months ended June 30, 2000, as compared to the corresponding period in 1999. The increase is primarily due to the operations of three properties acquired during the second quarter of 2000, increases in rental rates and occupancy and increased earnings on escrow accounts offset by a decrease in revenues due to the sale of residential apartment communities in the first quarter of 2000 and the fourth quarter of 1999.

The weighted average monthly rental rate increased to $820 for the six months ended June 30, 2000 from $783 for the same period in 1999. Economic occupancy increased to an aggregate weighted average occupancy of 96.8% for the six months ended June 30, 2000 from an aggregate weighted average occupancy of 95.8% for the same period in 1999.

Property operating expenses decreased $0.2 million to $11.7 million from $11.9 million during the six months ended June 30, 2000, as compared to the corresponding period in 1999. The decrease is primarily due to the operations of the sold properties, and lower snow removal costs, offset by higher payroll.

Real estate taxes decreased $0.2 to $2.7 million from $2.9 million during the six months ended June 30, 2000, as compared to the corresponding period in 1999. The decrease is due primarily to the sold properties.

Interest expense increased $0.7 million to $7.5 million from $6.8 million during the six months ended June 30, 2000, as compared to the corresponding period in 1999. The increase is primarily due to new mortgage debt assumed from the property acquisitions in 2000 and mortgage debt obtained in the third quarter of 1999.

General and administrative expenses decreased $1.0 million to $1.1 million from $2.1 million during the six months ended June 30, 2000, as compared to the corresponding period in 1999. This decrease is primarily due to the decrease in costs associated with the executive stock bonus plan.

Depreciation and amortization increased $0.2 million to $5.3 million from $5.1 million during the six months ended June 30, 2000, as compared to the corresponding period in 1999.

The Company's income before minority interests and extraordinary item increased $3.1 million to $6.0 million from $2.9 million during the six months ended June 30, 2000, as compared to the corresponding period in 1999. The increase is primarily due to the gain from the sale of two properties in 2000 and increased rental rates and occupancy.

Results of  operations  of the Company for the three  months ended June 30, 2000
--------------------------------------------------------------------------------
and 1999.
---------

Total revenues increased $0.9 million to $16.9 million from $16.0 million during the three months ended June 30, 2000, as compared to the corresponding period in 1999. The increase is primarily due to the operations of new acquisitions in 2000, increases in rental rates and occupancy and increased earnings on escrow accounts.

The properties experienced an increase in rental rates and an increase in occupancy. The weighted average monthly rental rates increased to $824 for the three months ended June 30, 2000 from $791 for the same period in 1999. Economic occupancy increased to an aggregate weighted average occupancy of 96.7% for the three months ended June 30, 2000 from an aggregate weighted average occupancy of 95.9% for the same period in 1999.

Property operating expenses increased $0.1 million to $5.9 million from $5.8 million during the three months ended June 30, 2000, as compared to the corresponding period in 1999.

Real estate taxes decreased $0.1 million to $1.4 million from $1.5 million during the three months ended June 30, 2000, as compared to the corresponding period in 1999. The decrease is due primarily to the sale of two properties in the first quarter of 2000 and four properties in the fourth quarter of 1999.

Interest expense increased $0.5 million to $3.9 million from $3.4 million during the three months ended June 30, 2000, as compared to the corresponding period in 1999. The increase is primarily due to new mortgage debt assumed from the property acquisitions in 2000 and mortgage debt obtained in the third quarter of 1999.

General and administrative expenses decreased $0.6 million to $0.6 million from $1.2 million during the three months ended June 30, 2000, as compared to the corresponding period in 1999. The decrease is due primarily to the elimination of the executive stock bonus plan.

Depreciation and amortization increased $0.1 million to $2.7 million from $2.6 million during the three months ended June 30, 2000, as compared to the corresponding period in 1999. This increase is related to the property acquisitions in 2000.

The Company's income before minority interests increased $0.9 million to $2.5 million from $1.6 million during the three months ended June 30, 2000, as compared to the corresponding period in 1999. The increase is due to increased rental rates and occupancy offset by a decrease in income from properties sold in the first quarter of 2000 and the fourth quarter of 1999.

Same Community Analysis
-----------------------

For the six months and three months ended June 30, 2000 and 1999.
-----------------------------------------------------------------

Total Same Community Operations
-------------------------------

The following table summarizes total same community operations:

                                           For the Three Months            For The Six Months Ended
                                             Ended June 30,           %            June 30,           %
                                            2000         1999      Change      2000        1999     Change
                                            ----         ----      ------      ----        ----     ------
Average number of apartments                 6,162       6,144      0.3%      6,159       6,140       0.3%
Economic Occupancy                           97.6%       97.2%      0.4%      97.6%       96.7%       0.8%
Average monthly rental rate per unit      $    837    $    794      5.4%    $   829     $   787       5.3%
Revenues (millions)                       $  15.33    $  14.34      6.9%    $ 30.26     $ 28.33       6.8%
Operating expenses (millions)             $   5.70    $   5.51      3.4%    $ 11.45     $ 11.14       2.8%
                                          -----------------------------------------------------------------
   Net operating income (millions)        $   9.63        8.82    $ 9.1%    $ 18.81     $ 17.19       9.4%
                                          =================================================================

In the first six months of 2000, total same community operations included 55 apartment communities (6,163 units, 47% in Massachusetts, 41% in Connecticut, and 12% in Rhode Island) owned by the Company since the beginning of 1999. Revenues increased primarily due to increases in rental rates and occupancy.
Operating expenses increased primarily due to higher payroll and property insurance offset by lower utilities and snow removal costs.

In the second quarter, total same community operations included 55 apartment communities (6,163 units, 47% in Massachusetts, 41% in Connecticut, and 12% in Rhode Island) owned by Grove since the beginning of 1999. Revenues increased primarily due to increases in rental rates and occupancy. Operating expenses increased primarily due to higher payroll and property insurance offset by lower snow removal..

Eastern Massachusetts and Rhode Island Same Community Operations
----------------------------------------------------------------

The following table summarizes eastern Massachusetts and Rhode Island Same Community operations:

                                         For the Three Months               For the Six Months Ended
                                            Ended June 30,           %              June 30,             %
                                           2000        1999       Change        2000         1999      Change
                                           ----        ----       ------        ----         ----      ------
Average number of apartments                 3,287       3,287     0.0%          3,287       3,287      0.3%
Economic Occupancy                           98.1%       98.1%     0.0%          98.3%       97.4%      1.0%
Average monthly rental rate per unit      $    894    $    842     6.2%       $    883     $   833      6.0%
Revenues (millions)                       $   8.85    $   8.24     7.4%       $  17.45     $ 16.25      7.4%
Operating expenses (millions)             $   3.08    $   3.00     2.5%       $   6.21     $  6.11      1.5%
                                        ---------------------------------------------------------------------
Net operating income (millions)           $   5.77    $   5.23     10.2%      $  11.24     $ 10.14     10.9%
                                        =====================================================================

In the six months, eastern Massachusetts and Rhode Island same community operations included 28 apartment communities (3,287 units, 76% in eastern Massachusetts, and 24% in Rhode Island) owned by the Company since the beginning of 1999. Revenues increased primarily due to increases in rental rates and occupancy. Operating expenses increased primarily due to higher payroll, repairs and maintenance, and marketing and advertising offset by lower utilities, eviction costs, and snow removal costs.

In the second quarter, Eastern Massachusetts and Rhode Island same community operations included 28 apartment communities (3,287 units, 76% in Eastern Massachusetts, and 24% in Rhode Island) owned by Grove since the beginning of 1999. Revenues increased primarily due to increases in rental rates. Operating expenses increased primarily due to higher payroll, repairs and maintenance, and marketing and advertising offset by lower eviction costs.

Connecticut and Western Massachusetts Same Community Operations

The following table summarizes Connecticut and western Massachusetts operations:
--------------------------------------------------------------------------------

                                           For the Three Months               For the Six Months Ended
                                              Ended June 30,           %              June 30,             %
                                              2000       1999       Change        2000         1999      Change
                                              ----       ----       ------        ----         ----      ------
Average number of apartments                   2,875      2,857      0.6%          2,872        2,853     0.7%
Economic Occupancy                             96.9%      96.1%      0.9%          96.5%        95.9%     0.6%
Average monthly rental rate per unit        $    772   $    739      4.5%       $    767     $    735     4.4%
Revenues (millions)                         $   6.48   $   6.10      6.3%       $  12.81     $  12.09     6.0%
Operating expenses (millions)               $   2.62   $   2.51      4.5%       $   5.24     $   5.03     4.3%
                                          --------------------------------------------------------------------
Net operating income (millions)             $   3.86   $   3.59      7.5%       $   7.56     $   7.06     7.2%
                                          ====================================================================

In the first six months, Connecticut and western Massachusetts same community operations included 27 apartment communities (2,869 units, 87% in Connecticut and 13% in western Massachusetts) owned by the Company since the beginning of 1999. Revenues increased primarily due to increases in rental rates, occupancy, and the purchase of condominiums at three properties. Operating expenses increased primarily due to higher payroll and insurance offset by lower snow removal costs.

In the second quarter, Connecticut and western Massachusetts same community operations included 27 apartment communities (2,876 units, 87% in Connecticut and 13% in western Massachusetts) owned by Grove since the beginning of 1999. Revenues increased primarily due to increases in rental rates, occupancy, and the purchase of condominiums at three properties. Operating expenses increased primarily due to higher payroll and insurance.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents totaled $19.6 million as of June 30, 2000. The Company's ratio of long-term debt including the Revolving Credit Facility to total market capitalization on June 30, 2000 was 54.4% based on total market capitalization of $432.4 million. Market capitalization was based on 12,143,243 Common Units and Common Shares, valued at $16.25 per share/unit (the closing price on June 30, 2000), plus $235.0 million of long-term debt including borrowings under the Revolving Credit Facility and excluding the fair value step up of $7.9 million.

During the second quarter, the Company received second mortgage financing on six properties, with net proceeds totaling approximately $8.3 million, and a face amount of approximately $14.8 million. The average interest rate on the face amount of the new second mortgages is 7.4% and the weighted average maturity of the new second mortgages is 7.4 years. In addition, the Company assumed debt in connection with the acquisition of properties described below.

On June 15, 2000, the Company declared an $0.18 per share dividend, which was paid on July 14, 2000. The dividends declared during the period resulted in a 42.9% pay out of funds from operations for the three months ended June 30, 2000.

Acquisition notes payable are obligations related to three McNeil Portfolio properties to pay additional cash and issue additional Common Units when apartment units are converted to market rate units. In 1998, the mortgages on the three properties were modified to allow for each property to convert 80% of its units to market rate units.

During 1998, the Board of Trust Managers authorized the Company to repurchase up to 400,000 Common Shares. In the first quarter of 1999, the Board of Trust Managers authorized the Company to purchase up to an additional 500,000 Common Shares. In the third quarter of 1999, the Board of Trust Managers authorized the Company to purchase up to an additional 500,000 Common Shares. Purchases of Common Shares and Common Units presented for redemption which are redeemed for cash are being funded from operating cash flow and the Company's Revolving Credit Facility. Since beginning its share repurchase program and through June 30, 2000, the Company has redeemed 457,689 Common Units for cash at an average price of $11.33 per unit and repurchased 881,176 Common Shares at an average price of $11.42 per share.

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

During the second  quarter  of 2000,  the  Company  purchased  three  properties located in Massachusetts including 912 apartments for approximately $33.5 million. The purchase price included a $12.0 million cash payment and the assumption of mortgage debt totaling $21.5 million. The cash portion of the purchase was funded with the Company's Revolving Credit Facility and cash on hand. The assumed mortgage debt has a weighted average fixed interest rate of 7.9% and a weighted average maturity of 20.8 years.

Funds from Operations
---------------------

The Company generally considers funds from operations ("FFO") an appropriate measure of performance of an equity REIT. FFO, as defined in the White Paper on Funds From Operations, which was approved by the National Association of Real Estate Investment Trusts ("NAREIT") in early 1995, is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of properties, plus real estate depreciation less preferred dividends. As provided in the NAREIT guidance, items classified by generally accepted accounting principles as extraordinary or unusual, along with significant non-recurring events that materially distort the comparative measurement of a company's performance over time, are disregarded in the calculation. The Company believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with the net income as presented in the financial statements and information included elsewhere in this Report. FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indication of the Company's performance or as an alternative to cash flow as a measure of liquidity.

FFO increased to $9.5 million from $7.6 million for the six months ended June 30, 2000 and 1999, respectively. Dividends declared for the six months ended June 30, 2000 were $0.36 per share, representing 47.3% of FFO, while dividends declared for the six months ended June 30, 1999 were $0.36 per share representing 59.7% of FFO.

FFO was calculated as follows (in thousands):

                                                    For the Three Months Ended    For the Six Months Ended
                                                             June 30,                     June 30,
                                                        2000          1999           2000          1999
                                                        ----          ----           ----          ----
Income before gain on sales of property, ......       $ 2,250       $ 1,563        $ 4,481       $ 2,857
Extraordinary item and minority interests
Real estate depreciation and amortization .....         2,564         2,428          5,010         4,798
                                                      -------       -------        -------       -------
Funds from operations before minority interests         5,084         3,991          9,491         7,655
Minority interests in consolidated partnerships          --             (38)          --             (72)
                                                      -------       -------        -------       -------
FFO ...........................................       $ 5,084       $ 3,953        $ 9,491       $ 7,583
                                                      =======       =======        =======       =======

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily from its Revolving Credit Facility. A hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the net fair value of all interest sensitive financial instruments by $291,000 at June 30, 2000.

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings
--------------------------

The Company and each of its trust managers were named as defendants in an action commenced on July 18, 2000 by the filing of a Class Action Complaint by the Taylor Family Trust (the Plaintiff). In the complaint, the Plaintiff refers to the proposed merger with ERP Operating Limited Partnership and to the proposed transfer of the retail properties owned by the Company to a limited liability company owned by four of the executive officers of the Company. The Plaintiff alleges a breach in fiduciary duty by the defendants by approving and entering into the agreement pursuant to which the retail properties are proposed to be transferred. The Company believes that the suit is without merit and intends to defend against the claims vigorously.

Item 2:  Change in Securities and Use of Proceeds
-------------------------------------------------

On May 1, 2000 the Company issued 30,435 Common Units valued at $13.19 per Common Unit and $0.1 million in cash as a payment on the Acquisition Notes Payable. The total value of the Common Units at the time of issuance in the transaction was approximately $0.4 million.

The issuance of the Common Units referred to in the preceding paragraph was not registered under the Securities Act of 1933 in reliance on the exemption contained in Rule 506 thereunder on the basis that each of the purchasers in such transaction was an accredited investor.

Item 3:  Defaults upon Senior Securities
----------------------------------------

NONE

Item 4:  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Company held its Annual Meeting of Shareholders on June 16, 2000 (the "Annual Meeting"). At the Annual Meeting, the shareholders of the Company:

     1.   Elected all of the nominees for the Board of Directors
     2. Ratified the selection of Ernst & Young LLP as the Company's independent public accountants for the year ending December 31, 2000;

each as described in the Notice of Annual Meeting and Proxy Statement distributed in connection with the Annual Meeting. The results of the voting of the shareholders with respect to such matters is set forth below.

1.   Election of Directors

                                  Total Vote for   Total Vote Withheld
                                   Each Trustee      For Each Trustee
                                   ------------      ----------------
              Harold V. Gorman       6,704,967              3,190
              Damon D. Navarro       5,284,362          1,423,795
              Timothy  Morris        6,704,967              3,190

2. The ratification of the appointment of Ernst & Young LLP as the Company's independent public accountants for the year ending December 31, 2000

     For:                 6,699,753
     Against:                 7,590
     Abstain:                   814


Item 5:  Other Information
--------------------------

NONE

Item 6:  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

     No.        Description
     ---        -----------

     27         Financial Data Schedule

(b)  Reports on Form 8-K

On June 9, 2000, the Company filed a Current Report on Form 8-K dated May 31, 2000 in which it responded to items 2 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           REGISTRANT:

                                           GROVE PROPERTY TRUST


August 10, 2000                            By:/s/ Joseph R. LaBrosse
                                              ----------------------------------
                                              Name:  Joseph R. LaBrosse
                                              (On behalf of the registrant and
                                              as Chief Financial Officer)

                                  EXHIBIT INDEX

     No.        Description
     ---        -----------

     27         Financial Data Schedule